Form 10-K
period 2025-06-30
STANDEX INTERNATIONAL CORP/DE/
filed 2025-08-04
CIK 310354

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-K
☑ ANNUAL REPORT Pursuant to Section 13 or 15(d)
OF the Securities Exchange Act of 1934

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2025	Commission File Number 001-07233

STANDEX INTERNATIONAL CORPORATION
(Exact name of registrant as specified in its Charter)

Delaware	31-0596149
(State of incorporation)	(I.R.S. Employer Identification No.)

23 KEEWAYDIN DRIVE, Salem, New Hampshire	03079
(Address of principal executive offices)	(Zip Code)

(603) 893-9701
(Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE SECURITIES EXCHANGE ACT OF 1934:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, Par Value $1.50 Per Share	SXI	New York Stock Exchange

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant at the close of business on December 31, 2024 was approximately $2,222,611,330. Registrant’s closing price as reported on the New York Stock Exchange for December 31, 2024 was $186.99 per share.

The number of shares of Registrant's Common Stock outstanding on July 31, 2025 was 12,068,262.

Documents incorporated by reference

Portions of the Proxy Statement for the Registrant’s 2025 Annual Meeting of Stockholders (the “Proxy Statement”) are incorporated by reference into Part III of this report.

Forward Looking Statement

Statements contained in this Annual Report on Form 10-K that are not based on historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the use of forward-looking terminology such as “should,” “could,” “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “continue,” or similar terms or variations of those terms or the negative of those terms. There are many factors that affect the Company’s business and the results of its operations and that may cause the actual results of operations in future periods to differ materially from those currently expected or anticipated. These factors include, but are not limited to: the impact of pandemics and other global crises or catastrophic events on employees, our supply chain, and the demand for our products and services around the world; materially adverse or unanticipated legal judgments, fines, penalties or settlements; conditions in the financial and banking markets, including fluctuations in exchange rates and the inability to repatriate foreign cash; domestic and international economic conditions, including the impact, length and degree of economic downturns on the customers and markets we serve and more specifically conditions in the automotive, construction, aerospace, defense, transportation, electrification, food service equipment, consumer appliance, energy, oil and gas and general industrial markets; lower-cost competition; the relative mix of products which impact margins and operating efficiencies in certain of our businesses; the impact of higher raw material and component costs, particularly steel, certain materials used in electronics parts, petroleum based products, and refrigeration components; the impact of higher transportation and logistics costs, especially with respect to transportation of goods from Asia; an inability to realize the expected cost savings from restructuring activities including effective completion of plant consolidations, cost reduction efforts including procurement savings and productivity enhancements, capital management improvements, strategic capital expenditures, and the implementation of lean enterprise manufacturing techniques; the potential for losses associated with the exit from or divestiture of businesses that are no longer strategic or no longer meet our growth and return expectations; the inability to achieve the savings expected from global sourcing of raw materials and diversification efforts in emerging markets; the impact on cost structure and on economic conditions as a result of actual and threatened increases in trade tariffs; the inability to attain expected benefits from acquisitions and the inability to effectively consummate and integrate such acquisitions and achieve synergies envisioned by the Company; market acceptance of our products; our ability to design, introduce and sell new products and related product components; the ability to redesign certain of our products to continue meeting evolving regulatory requirements; the impact of delays initiated by our customers; and our ability to increase manufacturing production to meet demand; the impact on our operations of any successful cybersecurity attacks; and potential changes to future pension funding requirements. In addition, any forward-looking statements represent management's estimates only as of the day made and should not be relied upon as representing management's estimates as of any subsequent date. While the Company may elect to update forward-looking statements at some point in the future, the Company and management specifically disclaim any obligation to do so, even if management's estimates change.

PART I

Item 1. Business

Standex International Corporation and subsidiaries ("we," "us," "our," the "Company" and "Standex" is a diversified industrial manufacturer with leading positions in a variety of products and services that are used in diverse commercial and industrial markets. Headquartered in Salem, New Hampshire, we have six operating segments aggregated into five reportable segments: Electronics, Engineering Technologies, Scientific, Engraving and Specialty Solutions. Two operating segments are aggregated into Specialty Solutions. Our businesses work in close partnership with our customers to deliver custom solutions or engineered components that solve their unique and specific needs, an approach we call "Customer Intimacy."

Standex was incorporated in 1975 and is the successor of a corporation organized in 1955. We have paid dividends each quarter since Standex became a public corporation in November 1964. Overall management, strategic development and financial control are led by the executive staff at our corporate headquarters. Our growth strategy is focused on four key areas: (1) Increasing our presence in rapidly growing markets and applications (2) executing new product development in both core and adjacent market applications; (3) expanding geographically where meaningful business opportunities exist; and (4) undertaking strategically aligned acquisitions that strengthen and/or expand our core businesses. We direct our investments towards markets with long term, secular growth prospects such as renewable energy, electric vehicles, smart power grid, military and defense and life sciences.

Unless otherwise noted, references to years are to fiscal years. Currently our fiscal year end is June 30. Our fiscal year 2025 includes the twelve-month period from July 1, 2024 to June 30, 2025.

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

The Company’s strong historical cash flow has been a cornerstone for funding our capital allocation strategy.  We use cash flow generated from operations to fund investments in capital assets to upgrade our facilities, improve productivity and lower costs, invest in the strategic growth programs described above, including organic and inorganic growth, and to return cash to our shareholders through payment of dividends and stock buybacks. Where appropriate, we use a disciplined approach to leverage, in the form of our unsecured revolving credit facility, to fund important inorganic strategic initiatives.

Please visit our website at www.standex.com to learn more about us or to review our most recent SEC filings. The information on our website is for informational purposes only and is not incorporated into this Annual Report on Form 10-K.

Description of Segments

Electronics

Our Electronics group is a global component and value-added solutions provider of sensing and switching technologies, high precision instruments transformers, and high reliability magnetic power conversion and measurement components and assemblies. Electronics competes on the basis of Customer Intimacy by designing, engineering, and manufacturing innovative solutions, components and assemblies to solve our customers’ application needs through our Partner/Solve/Deliver® approach.  Our approach allows us to expand the business through organic growth with current customers as well as developing new products, driving geographic expansion, and pursuing inorganic growth through strategic acquisitions.

Components are manufactured in plants located in the U.S., Mexico, the U.K., Germany, Japan, China and India.

Markets and Applications

Our highly engineered products and vertically integrated manufacturing capabilities provide solutions to an array of markets and provide safe and efficient power transformation, current monitoring, and isolation, as well as switch, sensor and relay solutions to monitor systems for function and safety. The end-user of our engineered solution is typically an original equipment manufacturer (“OEM”) or industrial equipment manufacturer. End-user markets include, but are not limited to, appliances, electrification (electric vehicles, solar, smart-grid, alternative energy), military, medical, aerospace, test and measurement, power distribution, security, general industrial applications, and transportation.

Brands

Business unit names are Standex Electronics, Standex-Meder Electronics, Renco Electronics, Northlake Engineering, Agile Magnetics, Sensor Solutions, Standex Electronics Japan, Minntronix, Nascentechnology, Sanyu, Amran Instruments and Narayan Powertech. Other associated brand names include the MEDER, KENT, and KOFU reed switch brands.

Products and Services

Our sensing products employ reed switch, Hall effect, inductive, conductive and other technologies. Sensing based solutions include reed relays, fluid level, proximity, motion, flow, HVAC condensate as well as custom electronic sensors containing our core technologies. Our grid technologies products include instrument transformers, current sensors and bushings. The magnetics or power conversion products include custom wound transformers and inductors for low and high frequency applications, current sense technology, advanced planar transformer technology, value added assemblies, and mechanical packaging.

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

Our solutions seek to address unique customer design challenges such as reduction of input weight, material cost, part count, and complexity involving all formable materials with particular focus on challenge geometries, large thickness to thin-wall construction, and/or single-piece construction requirements. Engineering Technologies devises and manufactures these cost-effective components and assemblies by combining a portfolio of best-in-class forming technologies and technical experience, vertically integrated manufacturing processes, and group wide technical and design expertise.

We intend to grow sales and product offerings by investing in advancements in our current and new technologies and identifying new cutting-edge solutions for these capabilities in existing and adjacent markets via customer and research collaboration.

Our segment is comprised of our Spincraft businesses with locations in Billerica, MA, New Berlin, WI, and Newcastle upon Tyne in the U.K., and our McStarlite business located in Harbor City, CA.

Markets and Applications

Engineering Technologies products serve applications within the space, aviation, defense, energy, medical, and general industrial markets.

●	The space market we serve is comprised of components and assemblies for space launch vehicles, engines, crewed and uncrewed spacecraft and other space infrastructure.
●	The aviation market offerings include a large portfolio of components for commercial and regional aircraft nacelles, engines, and fuel systems.
●	The defense market we serve covers a wide spectrum of applications including components and sub-assemblies for missiles, naval propulsion, and military aircraft nacelle and engine solutions.
●	Applications within the energy market include components and assemblies for new and MRO gas turbines, as well as solutions for oil & gas exploration operations.

Brands

Our products are sold under the brands - Spincraft and McStarlite.

Products and Services

●	Space: Fuel tanks and fuel tank domes, rocket engine components, crew vehicle and unmanned spacecraft structures and bulkheads
●	Aviation: Nacelle inlet lipskins & ducts, engine components and fuel tank elements
●	Defense: Missile nose cones & sub-assemblies, naval propulsion components, exhaust assemblies, and military aircraft engine nacelle & exhaust components
●	Energy: Power generation turbine & other assemblies, oil & gas exploration connection components

Customers

Engineering Technologies components are sold directly to large space, aviation, defense, energy and medical companies, or suppliers to those companies.

Scientific

Our Scientific business specializes in providing specialty temperature-controlled equipment for the medical, scientific, pharmaceutical, biotech, and industrial markets. We design and produce these products in Summerville, SC and Bruce Township, MI, ensuring high quality and reliability.

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

Markets and Applications

The scientific and healthcare equipment that we design, assemble and manufacture is used in hospitals, pharmacies, clinical laboratories, reference laboratories, physicians’ offices, life science laboratories, government and academic facilities, and industrial testing laboratories.  Our product offerings include:

●	Laboratory and medical grade refrigerators, freezers and accessories,
●	Cryogenic storage tanks and accessories,
●	Blood bank refrigerators and plasma freezers,
●	Benchtop and high-capacity controller rate freezers,
●	Ultra low temperature freezers, and
●	Environmental stability chambers and incubators.

Brands

Our products are sold under various brands including American BioTech Supply (ABS), Lab Research Products (LRP), Corepoint, Cryosafe and CryoGuard, and Custom Biogenic Systems.

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

Engraving

Our Engraving group is a global creator and provider of custom textures and surface finishes on tooling that enhance the beauty and function of a wide range of consumer good and automotive products as well as production of specialized, differentiated parts requiring our unique capabilities. We focus on continuing to meet the needs of a changing marketplace by offering experienced craftsmanship while investing in new technologies such as laser engraving and soft surface skin texturized tooling. Our growth strategy is to continue to develop and/or acquire technologies to enhance surface textures that also allow our customers to introduce more sustainable manufacturing processes and reduce their own energy consumption. We are operating as one company with global reach, using a consistent approach to guarantee harmony on global programs to serve of our customers.

Markets and Applications

Standex Engraving Mold Tech has become the global leader in its industry by offering a full range of services to OEM’s, Tier 1 suppliers, mold makers and product designers. From start to finish, these services include the design of bespoke textures, the verification of the texture on a prototype, engraving a mold, enhancing and polishing it, and then offering on-site try-out support with ongoing tool maintenance and texture repair capabilities. In addition to these services, we also produce soft trim tooling such as in mold graining (IMG) and nickel shells as well as production of specialized parts requiring deep knowledge of the soft trim manufacturing process.

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

Soft Trim Tooling and nickel shell molds are used to produce soft surfaces that emulate the feel of natural materials. The IMG process we support consumes significantly less energy in our customers' operations than the traditional slush molding process. Our deep knowledge of this process positions us to manufacture certain demanding parts.

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

International Operations

International operations are conducted at 41 locations, including Europe, Canada, China, Japan, India, Southeast Asia and Mexico. See the Notes to Consolidated Financial Statements for international operations financial data. The percentage of our overall net sales from continuing international operations increased from 38% in fiscal year 2024 to 41% in fiscal year 2025. International operations are subject to certain inherent risks in connection with the conduct of business in foreign countries including, exchange controls, price controls, limitations on participation in local enterprises, nationalizations, expropriation and other governmental action, restrictions of repatriation of earnings, and changes in currency exchange rates.

Research and Development

We develop and design new products to meet customer needs in order to offer enhanced products or to provide customized solutions for customers. Developing new and improved products, broadening the application of established products, and continuing efforts to improve our methods, processes, and equipment continue to drive our success. Research and development costs are quantified in the Notes to Consolidated Financial Statements.

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

Human Capital Resources

Standex International understands that its rich history of success and future opportunities are directly linked to its dedicated, engaged, and diverse workforce. As of June 30, 2025, we employ approximately 4,100 employees of which approximately 1,300 are in the United States. About 225 of our U.S. employees are represented by unions. Our competitive wages and benefits align with those of other manufacturers in our geographic locations. We prioritize open, two-way communication and foster strong relationships with both our non-union employees and the various unions and works councils within our business segments. Regular training programs tailored to employees’ roles and optional development opportunities are available for those seeking personal and professional growth. Our global Standex Safety Council, which includes representatives from all Standex sites, meets regularly to enhance our safety culture and monitor our Total Recordable Incident Rate.

The Chief Human Resources Officer frequently collaborates with the Chief Executive Officer and the Executive Leadership Team to align Human Capital strategies and initiatives with our business goals. We aim to provide a rewarding employee experience across the company by continuously reviewing our Human Capital Resources metrics, such as safety metrics, turnover rates, and culture survey responses. These reviews help us promote a safe, inclusive, and engaging work environment. Our annual Organization and Talent Review is a structured process that supports succession planning and provides visibility into our diverse leadership pipeline. It enables us to assess and develop key talent across the organization to ensure strong, future-ready leaders. Our LEAP performance management and development process emphasizes both manager engagement and employee ownership. We conduct regular employee engagement and satisfaction surveys, including our annual Culture Survey. Insights from these surveys drive senior management’s efforts to continually improve our company culture and operations. Action plans are developed and reviewed quarterly, and progress is a key performance indicator for every business annually.

In fiscal year 2025, we implemented a global Human Capital Management System to further support our commitment to our workforce. This system enhances our ability to attract, manage and develop our talent, streamline operations, and improve overall employee satisfaction, providing a platform of standard work, tools, processes and analytics that better enable us to provide a rewarding and supportive environment for all employees.

Standex hosts an annual meeting event in the first quarter of the fiscal year with the extended global leadership team, representative of all our business segments and corporate functions, in which participants join together to align on business and culture goals, participate in leadership development training, share best practices and build unity across the company.

The Inclusion Advisory Council (IAC) serves as a collaborative platform for employee voices, informing and aligning the company’s commitment to inclusivity. The IAC provides operational input to the Executive Leadership Team in three key areas: setting global inclusivity and diversity goals, collaborating with Corporate Communications to highlight the IAC’s work, and championing the implementation of IAC initiatives. Additionally, we launched the Women and Leadership Employee Resource Group in fiscal year 2023, aiming to increase the representation of women at all levels, enhancing the company’s success through relationships and partnerships.  We continue to explore additional ERGs in partnership with the IAC.

Standex Cares is our community engagement program that supports local initiatives and charitable activities in the areas where we operate. It reflects our commitment to social responsibility and strengthens employee pride and connection through volunteerism and service. Together with our focus on safety, talent development, and culture, Standex Cares underscores our broader commitment to investing in our people and the communities we serve.

Executive Officers of Standex

The executive officers of the Company as of June 30, 2025 are as follows:

Name	Age	Principal Occupation During the Past Five Years

David Dunbar	63	President and Chief Executive Officer of the Company since January 2014.

Ademir Sarcevic	50

Vice President and Chief Financial Officer of the Company since September 2019. Various positions over the years at Pentair plc from 2012 to September 2019 with increasing responsibility ending as Senior Vice President and Chief Accounting Officer.

Alan J. Glass	61	Vice President, Chief Legal Officer and Secretary of the Company since April 2016.

Annemarie Bell	61	Vice President, Chief Human Resources Officer since July 2021, Vice President of Human Resources from June 2019 to July 2021, Interim Vice President of Human Resources from October 2018 through June 2019; Vice President of Human Resources for four of Standex business units from October 2015 through October 2018.

Max Arets	52	Vice President, Chief Information Officer since April 2024. Various positions of increasing responsibility in IT Audit, finance systems, project management and information systems and with Tyco International and Pentair from 2005 to March 2024 ending as Vice President, Digital Enterprise.

Danielle Rangel	43	Vice President, Chief Accounting Officer of the Company since May 2025. Vice President of Internal Audit and Investigations from May 2023 to May 2025. Various positions of increasing responsibility at Pentair, Emerson, and Binks ending as Global Controller until joining the Company in May 2023.

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

We are subject to inflationary impacts across the world which could materially increase our costs of materials, labor and transportation. We attempt to maintain our profit margins by anticipating such inflationary pressures and increasing our prices where possible in accordance with contractual requirements and competitive conditions. While we thus far have been largely successful in mitigating the impact of such inflationary conditions, we may be unable to continue to increase our own prices sufficiently to offset cost increases, and, to the extent that we are able to do so, we may not be able to maintain existing operating margins and profitability. Additionally, competitors operating in regions with less inflationary pressure may be able to compete more effectively which could further impact our ability to increases prices and/or result in lost sales.

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

We operate in 41 locations outside of the United States in Europe, Canada, China, Japan, India, Singapore, Mexico, Turkey and Malaysia. If we are unable to successfully manage the risks inherent to the operation and expansion of our global businesses, those risks could have a material adverse effect on our results of operations, cash flow or financial condition. These international business risks include:

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

As part of our low-cost country sourcing strategy, we (i) maintain manufacturing facilities in China and (ii) import certain components and finished goods from our own facilities and third-party suppliers in China. Many of the components and finished goods we import from China are subject to tariffs enacted by the United States government. While we attempt to pass on these additional costs to our customers, competitive factors (including competitors who import from other countries subject to lower tariffs) may limit our ability to sustain price increases and, as a result, may adversely impact our net sales, profits and cash flows. The maintenance of such tariffs over the long-term also could impair the value of our investments in our Chinese operations. In addition, the imposition of tariffs may influence the sourcing habits of certain end users of our products and services which, in turn, could have a direct impact on the requirements of our direct customers for our products and services. Such an impact could adversely affect our net sales, profits and cash flows.

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

Natural disasters, such as hurricanes, tornadoes, floods, earthquakes, and other adverse weather and climate conditions; political crises, such as terrorist attacks, war, labor unrest, and other political instability; or other catastrophic events, such as disasters occurring at our suppliers' manufacturing facilities, whether occurring in the United States or internationally, could disrupt our operations or the operations of one or more of our suppliers. Certain of our key manufacturing facilities are located in geographic areas with a higher than nominal risk of earthquake and flood (such as Japan and Southern California) and hurricane (such as South Carolina). The effects of global warming have elevated the possibility of natural catastrophes which could impact these and other locations as well as the locations of certain of our customers and suppliers. Certain of our key facilities are in areas of higher than nominal political risk (such as China). The labor workforces in four of our U.S. facilities belong to unions and a strike, slowdown or other concerted effort could adversely impact production at the affected facility. To the extent any of these events occur, our operations and financial results could be adversely affected.

An expansion of the war in Ukraine could adversely affect our results of operations and financial condition.

To date, we have experienced minimal adverse impacts on our businesses related to the ongoing war in Ukraine, beyond the general impact on global energy prices and other economic conditions. However, customer demand for our products and services as well as raw material and components from our suppliers may be impacted in the future if the war was to extend beyond Ukrainian borders, especially into Europe. Any of these impacts could have an adverse effect on our results of operations and financial condition.

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

From time to time, we have sold and may continue to sell business that we consider to be either underperforming or no longer part of our strategic vision. The sale of any such business could result in a financial loss and/or write-down of goodwill which could have a material adverse effect on our results for the financial reporting period during which such sale occurs. In addition, in connection with such divestitures, we have retained and may in the future retain responsibility for some of the known and unknown contingent liabilities related to certain divestitures such as lawsuits, tax liabilities, product liability claims, and environmental matters.

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

In an effort to deter and detect cyber threats, we have a required cybersecurity training program that is provided to all new employees during on-boarding and semi-annually to employees with access to our IT resources, which aims to raise awareness and foster a culture of cybersecurity awareness among our workforce. We also have an ongoing process of sending simulated phishing emails to employees. The results of these simulated attempts are monitored and reported to each employee’s manager. Training includes such cybersecurity topics as social engineering, phishing, password protection, confidential data protection, asset use and mobile security. The training also emphasizes the importance of reporting all incidents immediately.

Item 2. Properties

We operate a total of 64 facilities including manufacturing plants, service centers, and warehouses located throughout the United States, Europe, Canada, Southeast Asia, Japan, China, India, Brazil, and Mexico. The Company owns 19 of the facilities and the others are leased. For the year ended June 30, 2025, the approximate building space utilized by each segment is as follows:

		Area in Square Feet (in thousands)
Segment	Number of Locations	Leased	Owned	Total
Asia Pacific	10	138	177	315
EMEA(1)	3	-	125	125
Other Americas	1	-	56	56
United States	7	148	74	222
Electronics	21	286	432	718

EMEA(1)	1	83	-	83
United States	2	107	171	278
Engineering Technologies	3	190	171	361

United States	1	164	-	164
Scientific	1	164	-	164

Asia Pacific	11	508	-	508
EMEA(1)	12	176	70	246
Other Americas	3	90	-	90
United States	6	88	79	167
Engraving	32	862	149	1,011

Asia Pacific	1	76	-	76
United States	2	33	198	231
Specialty Solutions	3	109	198	307

United States	2	19	-	19
Corporate & Other	2	19	-	19
Total	62	1,630	950	2,580

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

Item 4. Mine Safety Disclosures

Not Applicable

PART II

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The principal market in which the Common Stock of Standex is traded is the New York Stock Exchange under the ticker symbol “SXI”. The approximate number of stockholders of record on July 31, 2025 was 1,045.

Additional information regarding our equity compensation plans is presented in the Notes to Consolidated Financial Statements under the caption “Stock-Based Compensation and Purchase Plans” and Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Issuer Purchases of Equity Securities (1)
Quarter Ended June 30, 2025
Period	(a) Total Number of Shares (or units) Purchased	(b) Average Price Paid per Share (or unit)	(c) Total Number of Shares (or units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Appropriate Dollar Value) of Shares (or units) that May Yet Be Purchased Under the Plans or Programs
April 1 - April 30, 2025	2,032	$158.94	-	$27,812
May 1 - May 31, 2025	-	-	-	27,812
June 1 - June 30, 2025	-	-	-	27,812
TOTAL	2,032	159	-

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

The graph below matches Standex International Corporation's cumulative 5-Year total shareholder return on common stock with the cumulative total returns of the Russell 2000 index and the S&P 600 Industrials index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from 6/30/2020 to 6/30/2025.

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

As part of our ongoing strategy:

o	On February 4, 2025, we acquired McStarlite Co. ("McStarlite"), a leading provider of complex sheet metal aerospace components, financed from our existing Credit Facility. Its results are reported in the Engineering Technologies segment beginning in the third quarter of fiscal year 2025.

o	On November 18, 2024, we acquired Nascent Technology Manufacturing, which designs and produces high-reliability magnetics components for critical defense and industrial applications. Its results are reported in the Electronics segment beginning in the second quarter of fiscal year 2025.

o	On November 14, 2024, we acquired Custom Biogenic Systems, it specializes in the development and manufacturing of advanced cryogenic equipment, including unique isothermal freezers with dry liquid nitrogen technology, to the pharmaceutical and biobank end markets within life sciences. Its results are reported in the Scientific segment beginning in the second quarter of fiscal year 2025.

o	On October 28, 2024, we acquired the Amran/Narayan Group in cash and stock transactions. These transactions represent a combined enterprise value of approximately $467.5 million, comprised of 85% cash and 15% in Standex common stock for Amran Instrument Transformers and 90% cash and 10% in Standex common stock for Narayan Powertech Pvt. Ltd. The 10% share exchange related to Narayan Powertech Pvt. Ltd. is subject to India regulatory approval, which is still pending. The cash consideration of the transactions was financed using cash-on-hand, existing credit facilities, and a $250 million 364-day term loan with existing lenders. We converted the 364-day term loan into an exercise of the accordion feature under our existing credit facilities. This acquisition significantly expands our sales in the fast-growing, high-margin electrical grid end market and our presence in India. Its results are reported in the Electronics segment beginning in the second quarter of fiscal year 2025.

o	On May 3, 2024, we acquired Sanyu Electric Pte Ltd, or SEPL, a privately held distributor of reed relays. Its results are reported in the Electronics segment.

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

o

In the third quarter of fiscal year 2023, we divested our Procon business for $75.0 million. This transaction reflected the continued simplification of our portfolio and enabled greater focus on managing our larger platforms and pursuing growth opportunities. Proceeds were deployed towards organic and inorganic initiatives and returning capital to shareholders. Its results were reported within our Specialty Solutions segment. In fiscal year 2023, we received $67.0 million cash consideration and recorded a pre-tax gain on the sale of $62.1 million in the Consolidated Financial Statements. Cash consideration received at closing excludes amounts held in escrow and was net of closing cash.

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

Unless otherwise noted, references to years are to fiscal years.

Consolidated Results from Continuing Operations (in thousands):

	2025	2024	2023
Net sales	$790,107	$720,635	$741,048
Gross profit margin	39.9%	39.1%	38.5%
Restructuring costs	6,903	8,206	3,831
Acquisition related expenses	21,434	2,622	557
Other operating (income) expense, net	-	110	(611)
(Gain) loss on sale of business	-	(274)	(62,105)
Income from operations	93,549	101,738	171,089

Backlog (realizable within 1 year)	$245,596	$185,296	$274,902

	2025	2024	2023
Net sales	$790,107	$720,635	$741,048
Components of change in sales:
Effect of acquisitions	123,636	40,427	1,919
Effect of exchange rates	(343)	(1,842)	(23,902)
Effect of business divestitures	-	(21,259)	(11,947)
Organic sales change	(53,821)	(37,739)	39,639

Net sales increased for fiscal year 2025 by $69.5 million, or 9.6% when compared to the prior year period. Acquisitions accounted for increased sales of $123.6 million, or 17.2%. Organic sales decreased by $53.8 million, or 7.5%, due to general economic softness in Europe and North America in the Electronics segment, the impact of National Institutes of Health (NIH) funding cuts in the Scientific segment and continued softness in North America from delays in new platform rollout in the Engraving segment. Sales included $184.2 million in the period attributed to fast growth markets. New products accounted for 2.5% of sales growth.

Net sales decreased for fiscal year 2024 by $20.4 million, or 2.8%, when compared to the prior year period. Organic sales decreased by $37.7 million, or 5.1%, due to transitory headwinds in several of our end markets, primarily due to lower demand in our Electronics, Scientific and Specialty segments, partially offset by project timing in our Engineering Technologies group. Organic sales included $94.0 million in the period attributed to fast growth markets. Acquisitions had a $40.4 million, or 5.5%, positive impact on sales, offset by negative impacts on sales for divestitures of $21.3 million, or 2.9%, and foreign currency of $1.8 million, or 0.3%.

We discuss our results and outlook for each segment below.

Gross Profit

Gross profit in fiscal year 2025 increased to $315.2 million, or a gross margin of 39.9%, as compared to $282.0 million, or a gross margin of 39.1%, for the prior year period. This increase was a result of higher volume, productivity initiatives and impact of acquisitions partially offset by material inflation.

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

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses, (“SG&A”) for the fiscal year 2025 were $193.4 million, or 24.5% of sales, compared to $169.9 million, or 23.5% of sales, during the prior year period. SG&A expenses during the period were primarily impacted by increased expenses due to the recent acquisitions and increased research and development and selling expenses.

Selling, general, and administrative expenses, (“SG&A”) for the fiscal year 2024 were $169.6 million, or 23.5% of sales, compared to $172.3 million, or 23.3% of sales, during the prior year period. SG&A expenses during the period were impacted by a reduction in general and administrative expenses partially offset by increased research and development spending.

Restructuring Costs

During fiscal year 2025, we incurred restructuring expenses of $6.9 million, primarily related to facility rationalization activities, and global headcount reductions mostly within our Engraving segment.

During fiscal year 2024, we incurred restructuring expenses of $8.2 million, primarily related to facility rationalization activities, and global headcount reductions primarily within our Electronics, Engineering Technologies and Engraving segments and as well as the Corporate headquarters.

Acquisition Related Costs

We incurred acquisition related expenses of $21.4 million and $2.6 million in fiscal year 2025 and 2024, respectively. Acquisition related costs typically consist of due diligence, integration, and valuation expenses incurred in connection with recent or pending acquisitions.

Other Operating (Income) Expense, Net

We recorded a charge of $0.1 million for settlement of an environmental remediation claim in the third quarter of fiscal year 2024.

Income from Operations

Income from operations for the fiscal year 2025 was $93.5 million, compared to $101.7 million during the prior year.  The decrease of $8.2 million, or 8.0%, is primarily due to increase of acquisition costs and administrative expenses which more than offset the income from the increase in sales from recent acquisitions.

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

Interest Expense

Interest expense for fiscal year 2025 was $23.9 million, an increase of $19.3 million as compared to the prior year. The increase in interest expense in fiscal 2025was due to increased debt to fund fiscal 2025 acquisitions. Our effective interest rate in fiscal 2025 was 6.38%. Interest expense for fiscal year 2024 was $4.5 million, a decrease of $0.9 million as compared to the prior year.

Income Taxes

The income tax provision from continuing operations for the fiscal year ended June 30, 2025 was $11.1 million, or an effective rate of 16.11%, compared to $21.5 million, or an effective rate of 22.6%, for the year ended June 30, 2024, and $24.8 million, or an effective rate of 15.1%, for the year ended June 30, 2023. Changes in the effective tax rates from period to period may be significant as they depend on many factors including, but not limited to, the amount of our income or loss, the mix of income earned in the U.S. versus outside the U.S., the effective tax rate in each of the countries in which we earn income, and any one-time tax issues which occur during the period.

The income tax provision from continuing operations for the fiscal year ended June 30, 2025 was impacted by the following items: (i) a tax provision of $5.8 million due to the mix of income in various jurisdictions, (ii) tax benefits of $4.7 million related to foreign tax credits of $2.1 million, as well as Federal R&D tax credits of $2.5 million, (iii) a tax provision of $1.8 million related to officers’ compensation, (iv) a tax provision of $3.0 million related to cash repatriation, and (v) a tax benefit of $9.1 million (inclusive of $1.2 million of interest) related to the release of a Sec. 965 toll tax uncertain tax position due to the lapse of statute of limitations.

The income tax provision from continuing operations for the fiscal year ended June 30, 2024 was impacted by the following items: (i) a tax provision of $3.1 million due to the mix of income in various jurisdictions, (ii) tax benefits of $2.8 million related to foreign tax credits of $0.7 million, as well as Federal R&D tax credits of $2.1 million, (iii) a tax provision of $3.8 million related to officers’ compensation, and (iv) a tax benefit of $3.8 million relating to share-based compensation.

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

On July 4, 2025, the U.S. government enacted The One Big Beautiful Bill Act of 2025 which includes, among other provisions, changes to the U.S. corporate income tax system including the allowance of immediate expensing of qualifying research and development expenses and permanent extensions of certain provisions within the Tax Cuts and Jobs Act. Certain provisions are effective beginning fiscal 2026. We are evaluating the future impact of these tax law changes on our financial statements

The Organization for Economic Co-operation and Development (OECD) and the G20 Inclusive Framework on Base Erosion and Profit Shifting (the "Inclusive Framework") have put forth Pillar Two proposals that ensure a minimal level of taxation. Several countries in which the Company operates, including several European Union member states, have adopted domestic legislation to implement the Inclusive Framework's global corporate minimum tax rate of fifteen percent. This legislation became effective for the Company beginning July 1, 2024. Based on the Company's analysis of Pillar Two provisions, these tax law changes did not have a material impact on the Company's financial statements for fiscal 2025.

Capital Expenditures

Our capital spending is focused on growth initiatives, cost reduction activities, and upgrades to extend the capabilities of our capital assets.  In general, we anticipate our capital expenditures over the long-term will be approximately 3% to 5% of net sales.

During fiscal year 2025, capital expenditures were $28.8 million or 3.6% of net sales, as compared to $20.3 million, or 2.8%, of net sales in the prior year. We expect 2026 capital spending to be between $33 million and $38 million.

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

Backlog orders are as follows (in thousands):

	As of June 30, 2025		As of June 30, 2024
	Total	Backlog under	Total	Backlog under
	Backlog	1 year	Backlog	1 year
Electronics	$144,971	$121,276	$107,006	$94,982
Engineering Technologies	91,025	82,273	64,592	50,122
Scientific	3,974	3,974	2,646	2,646
Engraving	22,460	22,123	22,483	20,874
Specialty Solutions	16,045	15,950	16,691	16,672
Total	$278,475	$245,596	$213,418	$185,296

Total backlog realizable within one year increased $60.3 million, or 32.5% to $245.6 million at June 30, 2025 from $185.2 million at June 30, 2024.  Changes in backlog under 1 year are as follows (in thousands):

As of June 30, 2025
Backlog under 1 year, prior year period	$185,296
Components of change in backlog:
Organic change	(10,165)
Effect of acquisitions	70,465
Backlog under 1 year, current period	$245,596

Segment Analysis (in thousands)

Overall Outlook

Looking forward to fiscal year 2026, barring any unforeseen economic, global trade, or tariff related disruptions, we expect revenue to grow by over $100 million, primarily driven by mid-to-high-single-digit organic growth in Electronics, double-digit organic growth in Engineering Technologies, and the contribution from recent acquisitions. We plan to release over fifteen new products which are projected to contribute approximately 300 bps of incremental growth. Sales from fast growth markets are expected to grow approximately 45% year-on-year and exceed $265 million. In fiscal year 2026, the Company is on track to further reduce its net debt to EBITDA ratio, positioning the Company well to fund future organic and inorganic opportunities.

In general, for fiscal year 2026, we expect:

●	increased exposure to the high growth, high margin electrical grid end market as a result of the Amran/Narayan Group acquisition;
●	growth of new product sales to continue to accelerate as recently released products continue to ramp and new products slated for release in 2026 enter the market
●	commercial aviation and defense end markets demand to increase based on current program expectations and new product development;
●	space markets to remain attractive, with volume to slightly increase from fiscal year 2025 due to new product development for existing customer;
●	continued stability in hybrid and electric vehicle programs despite softness in general automotive end markets and planned new platform launches;
●	scientific cold storage demand to decline due to anticipated effects of NIH funding cuts;
●	refuse and dump end markets to remain stable;
●	stable demand levels in food service equipment markets.

Electronics

	2025 compared to 2024			2024 compared to 2023
(in thousands except			%			%
percentages)	2025	2024	Change	2024	2023	Change
Net sales	$400,130	$321,956	24.3%	$321,956	$305,872	5.3%
Income from operations	87,927	64,030	37.3%	64,030	68,979	(7.2%)
Operating income margin	22.0%	19.9%		19.9%	22.6%

Net sales in fiscal year 2025 increased $78.2 million, or 24.3%, when compared to the prior year. Acquisitions added $104.4 million, or 32.4% to net sales in 2025. Organic sales decreased by $26.8 million, or 8.3%, due to general market softness in Europe and North America. Declines occurred across most markets, particularly industrial applications, transportation and utilities. The foreign currency impact increased sales by $0.6 million, or 0.2%. The Amran Narayan acquisition took place in 2025 while the 2024 acquisitions included Minntronix, Sanyu and SEPL.

Income from operations in the fiscal year 2025 increased $23.9 million, or 37.3%, when compared to the prior year. Acquisitions contributed $25.8 million income from operations. Pricing, and productivity initiatives, and favorable product mix were partially offset by lower core volume.

Net sales in fiscal year 2024 increased 16.1 million, or 5.3%, when compared to the prior year. Organic sales decreased by $22.7 million, or 7.4%, reflecting softening within the industrial application, appliance, transportation and utility markets, along with destocking in magnetics. Such declines were offset some by growth in the military and aerospace markets, along with overall new business opportunities. The acquisition of Sanyu in the third quarter of fiscal year 2024 and Sanyu Electronics Private Limited (SEPL), the related distribution business located in Singapore, in the fourth quarter added $6.6 million, or 2.2%, in fiscal year 2024. The acquisition of Minntronix in the first quarter of fiscal year 2024 added $33.8 million, or 11.1% in fiscal year 2024. The foreign currency impact decreased sales by $1.6 million, or 0.5%.

Income from operations in the fiscal year 2024 decreased $4.9 million, or 7.2% when compared to the prior year. The operating income decrease was the result of $1.8 million purchase accounting adjustments on both Minntronix and Sanyu along with the operating margin impact on the lower organic sales, mix, among other cost variances offset partially by the acquisition operating margin and various cost saving initiatives.

Engineering Technologies

	2025 compared to 2024			2024 compared to 2023
(in thousands except			%			%
percentages)	2025	2024	Change	2024	2023	Change
Net sales	$102,595	$83,476	22.9%	$83,476	$81,079	3.0%
Income from operations	15,428	15,216	1.4%	15,216	11,050	37.7%
Operating income margin	15.0%	18.2%		18.2%	13.6%

Net sales in fiscal year 2025 increased $19.1 million, or 22.9%, when compared to the prior year. Sales increase was attributable to the acquisition of McStarlite which added $11.6 million to revenue and an organic sales increase of $5.8 million, or 8.6% driven by growth in the space and aviation end markets.

Income from operations in fiscal year 2025 increased by $0.2 million, or 1.4% primarily related to the McStarlite acquisition. This growth is attributed to increased sales volume across the aviation markets and space markets combined with the McStarlite acquisition, and productivity initiatives.

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

Scientific

	2025 compared to 2024			2024 compared to 2023
(in thousands except			%			%
percentages)	2025	2024	Change	2024	2023	Change
Net sales	$72,380	$68,931	5.0%	$68,931	$74,924	(8.0%)
Income from operations	17,470	19,000	(8.1%)	19,000	17,109	11.1%
Operating income margin	24.1%	27.6%		27.6%	22.8%

Net sales in fiscal year 2025 increased by $3.4 million, or 5.0% when compared to the prior year, due to benefit from the Custom Biogenic Systems acquisition, mostly offset by an organic decline from lower demand at academic and research institutions that were impacted by NIH funding cuts.

Income from operations in fiscal year 2025 decreased by $1.5 million, or 8.1%, when compared to the prior year due to organic decline partially offset by contribution from the acquisition and price and productivity initiatives.

Net sales in fiscal year 2024 decreased by $6.0 million, or 8.0% when compared to the prior year. Net sales decreased reflecting general market softness, including purchases by retail pharmacies.

Income from operations in fiscal year 2024 increased $1.9 million or 11.1%, when compared to the prior year. Operating income increase reflects productivity initiatives and lower freight costs, partially offset by lower volume.

Engraving

	2025 compared to 2024			2024 compared to 2023
(in thousands except			%			%
percentages)	2025	2024	Change	2024	2023	Change
Net sales	$128,360	$150,685	(14.8%)	$150,685	$152,067	(0.9%)
Income from operations	17,647	26,708	(33.9%)	26,708	25,462	4.9%
Operating income margin	13.7%	17.7%		17.7%	16.7%

Net sales in fiscal year 2025 decreased by $22.3 million, or 14.8%, compared to the prior year. Organic sales decreased by $20.9 million, or 13.9%, primarily as a result of delays in new platform rollouts in North America. Foreign exchange impacts reduced sales by $1.4 million, or 0.9%.

Income from operations in fiscal year 2025 decreased by $9.1 million, or 33.9%, when compared to the prior year primarily as a result of lower demand in North America, partially offset by productivity actions.

Net sales in fiscal year 2024 decreased by $1.4 million or 0.9% compared to the prior year. Net sales in fiscal year 2024 decreased by $1.4 million or 0.9% compared to the prior year. Organic sales decreased by $1.0 million, or 0.7%, as a result of delays in new platform rollouts in North America. Foreign exchange impacts were $0.4 million, or 0.2%.

Income from operations in fiscal year 2024 increased by $1.2 million, or 4.9%, when compared to the prior year. Operating income increased during the period reflecting productivity actions, offsetting slower demand in North America sales.

Specialty Solutions

	2025 compared to 2024			2024 compared to 2023
(in thousands except			%			%
percentages)	2025	2024	Change	2024	2023	Change
Net sales	$86,642	$95,587	(9.4%)	$95,587	$127,106	(24.8%)
Income from operations	14,841	19,631	(24.4%)	19,631	25,368	(22.6%)
Operating income margin	17.1%	20.5%		20.5%	20.0%

Net sales for fiscal year 2025 decreased $8.9 million, or 9.4% when compared to the prior year reflecting general market softness in the Display Merchandising business and in the Hydraulics business.

Income from operations for fiscal year 2025 decreased $4.8 million, or 24.4%, when compared to the prior year due to lower volumes.

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

Corporate, Restructuring and Other

	2025 compared to 2024			2024 compared to 2023
(in thousands except			%			%
percentages)	2025	2024	Change	2024	2023	Change
Corporate - Income from operations	$ (31,427)	$ (32,183)	(2.3%)	$ (32,183)	$ (35,207)	(8.6%)
Gain (loss) on sale of business	-	$ 274	(100.0%)	274	62,105	(99.6%)
Restructuring costs	(6,903)	$ (8,206)	(15.9%)	(8,206)	(3,831)	114.2%
Acquisition related costs	(21,434)	$ (2,622)	717.5%	(2,622)	(557)	370.7%
Other operating income (expense), net	-	$ (110)	(100.0%)	(110)	611	(118.0%)

Corporate expenses in fiscal year 2025 decreased $0.8 million, or 2.3%, when compared to the prior year, primarily due to reduction in incentive compensation.

Corporate expenses in fiscal year 2024 decreased $3.0 million, or 8.6%, when compared to the prior year. Corporate expenses in fiscal year 2024 reflect reductions in incentive compensation.

The gain on sale of business, restructuring costs, acquisition-related costs and other operating income (expense), net have been discussed above in the Company Overview.

Discontinued Operations

In pursuing our business strategy, the Company may divest certain businesses. Future divestitures may be classified as discontinued operations based on their strategic significance to the Company.  Activity related to discontinued operations is as follows (in thousands):

	Year Ended June 30,
	2025	2024	2023
(Loss) before taxes	$(53)	$(654)	$(204)
Benefit for taxes	11	137	43
Net (loss) from discontinued operations	$(42)	$(517)	$(161)

Liquidity and Capital Resources

At June 30, 2025, our total cash balance was $104.5 million, of which $78.7 million was held outside of the United States.  The amount and timing of cash repatriation is dependent upon foreign exchange rates and each business unit’s operational needs including requirements to fund working capital, capital expenditure, and jurisdictional tax payments.  The repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences or be subject to capital controls; however, those balances are generally available without legal restrictions to fund ordinary business operations.

Cash Flow

Net cash provided by continuing operating activities for the year ended June 30, 2025 was $69.6 million compared to net cash provided by continuing operating activities of $93.3 million in the prior year. We generated $102.0 million from income statement activities and used $12.9 million of cash to fund working capital and other balance sheet account increases. Cash flow used in investing activities for the year ended June 30, 2025 totaled $503.4 million. We used $478.9 million for the purchase of acquisitions in the fiscal year, $28.3 million was used for capital expenditures. We generated $3.5 million in the fiscal year proceeds from life insurance policies. Cash provided by financing activities for the year ended June 30, 2025 was $380.5 million and included proceeds from borrowings of $792.3 million, payment of debt of $389 million, stock repurchases of $9.9 million and cash paid for dividends of $15.0 million.

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

The fair value of the Company's U.S. defined benefit pension plan assets was $146.4 million at June 30, 2025, as compared to $142.3 million as of June 30, 2024. We participate in two multi-employer pension plans and sponsor six defined benefit plans including two in the U.S. and Japan and one each in the U.K. and Germany.  The Company’s pension plan is frozen for U.S. employees and participants in the plan ceased accruing future benefits.  Our primary U.S. defined benefit plan is not 100% funded under ERISA rules at June 30, 2025.

U.S. defined benefit plan contributions of $7.6 million were made during fiscal year 2025 compared to $10.0 million during fiscal year 2024. There are required contributions of $6.5 million to the United States funded pension plan for fiscal year 2026. The Company expects to make contributions during fiscal year 2026 of $0.1 million and $0.3 million to its unfunded defined benefit plans in the U.S. and Germany, respectively. Any subsequent plan contributions will depend on the results of future actuarial valuations.

We have evaluated the current and long-term cash requirements of our defined benefit and defined contribution plans as of June 30, 2025 and determined our operating cash flows from continuing operations and available liquidity are expected to be sufficient to cover the required contributions under ERISA and other governing regulations.

We have an insurance program in place to fund supplemental retirement income benefits for three retired executives.  Current executives and new hires are not eligible for this program. At June 30, 2025, the underlying policies had a cash surrender value of $6.7 million and are reported net of loans of $2.7 million for which we have the legal right of offset. These amounts are reported net on our balance sheet.

Capital Structure

During the third quarter of fiscal year 2023, the Company entered into a Third Amended & Restated Credit Agreement which renewed the existing Credit Agreement for an additional five-year period (“credit agreement”, or “facility”) with a borrowing limit of $500 million. Under the terms of the Credit Facility, we pay a variable rate of interest and a fee on borrowed amounts as well as a commitment fee on unused amounts under the facility. The amount of the commitment fee depends upon both the undrawn amount remaining available under the facility and the Company’s funded debt to EBITDA (as defined in the agreement) ratio at the last day of each quarter.

Funds borrowed under the facility may be used for the repayment of debt, working capital, capital expenditures, acquisitions (so long as certain conditions, including a specified funded debt to EBITDA leverage ratio is maintained), and other general corporate purposes.

During the second quarter of fiscal year 2025, we entered into a $250 million 364-day term loan with existing lenders. Also, during the period, we converted the 364-day term loan into an exercise of the accordion feature under our existing credit facilities. In connection with the conversion of the loan, the Company entered into a Second Amendment to Third Amended and Restated Credit Agreement. This amendment expanded the total available credit under the Revolving Credit Agreement from $500 million to $825 million.

As of June 30, 2025, the Company has used $1.9 million against the letter of credit sub-facility and had the ability to borrow $207.7 million under the facility based on our current trailing twelve-month EBITDA. The facility contains customary representations, warranties and restrictive covenants, as well as specific financial covenants. The Company’s current financial covenants under the facility are as follows:

Interest Coverage Ratio - The Company is required to maintain a ratio of Earnings Before Interest and Taxes, as Adjusted (“Adjusted EBIT per the Credit Facility”), to interest expense for the trailing twelve months of at least 2.75:1. Adjusted EBIT per the Credit Facility specifically excludes extraordinary and certain other defined items such as cash restructuring and acquisition related charges up to the lower of $20.0 million or 10% of EBITDA. The facility allows for unlimited non-cash charges including purchase accounting and goodwill adjustments. At June 30, 2025, the Company’s Interest Coverage Ratio was 6.42:1.

Leverage Ratio- The Company’s ratio of funded debt to trailing twelve month Adjusted EBITDA per the Credit Facility, calculated as Adjusted EBIT per the Credit Facility plus depreciation and amortization, may not exceed 3.5:1. Under certain circumstances in connection with a Material Acquisition (as defined in the Facility), the Facility allows for the leverage ratio to go as high as 4.0:1 for a four-fiscal quarter period. At June 30, 2025, the Company’s Leverage Ratio was 2.60:1.

As of June 30, 2025, we had borrowings under our facility of $553.2 million. The effective rate of interest for our outstanding borrowings is 6.38%.  Our primary cash requirements in addition to day-to-day operating needs include interest payments, capital expenditures, acquisitions, share repurchases, and dividends.

Our primary sources of cash are cash flows from continuing operations and borrowings under the facility.  We expect that fiscal year 2026 depreciation and amortization expense will be between $24.0 million and $26.0 million and $15.5 million and $17.5 million, respectively.

The following table sets forth our capitalization at June 30:

	2025	2024
Long-term debt	$552,515	$148,876
Less cash and cash equivalents	104,542	154,203
Net (cash) debt	447,973	(5,327)
Stockholders' equity	711,677	621,503
Total capitalization	$1,159,650	$616,176

Stockholders’ equity increased year over year by $90.2 million, primarily as a result of current year net income of $55.7 million and stock issued for acquisitions of $26 million. The Company's net (cash) debt to capital percentage changed to (38.6)% as of June 30, 2025 from (0.9)% in the prior year.

At June 30, 2025, we expect to pay estimated interest payments of $176 million within the next five years. This estimate is based upon the loan balance, interest rate, and credit spread as of June 30, 2025. If we take into consideration the change in credit spread that will take effect in August 2025 and the interest rate at June 30, 2025, then the amount of estimated interest payments for the next five years would be $169 million. See Item 7A for further discussions surrounding interest rate exposure on our variable rate borrowings.

Post-retirement benefits and pension plan contribution payments represent future pension payments to comply with local funding requirements. Our policy is to fund domestic pension liabilities in accordance with the minimum and maximum limits imposed by the Employee Retirement Income Security Act of 1974 ("ERISA"), federal income tax laws and the funding requirements of the Pension Protection Act of 2006. At June 30, 2025, we expect to pay estimated post-retirement benefit payments of $6.9 million during fiscal year 2026. See "Item 8. Financial Statements and Supplementary Data, Note 16. Employee Benefit Plans" for additional information regarding these obligations.

At June 30, 2025, we had $51.2 million of operating lease obligations. See "Item 8. Financial Statements and Supplementary Data, Note 20. Leases" for additional information regarding these obligations.

At June 30, 2025, we had $2.9 million of non-current liabilities for uncertain tax positions. We are not able to provide a reasonable estimate of the timing of future payments related to these obligations.

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

Foreign Currency Translation – Our primary functional currencies used by our non-U.S. subsidiaries are the Euro, British Pound Sterling (Pound), Japanese (Yen), Mexican Peso, Chinese (Yuan), and Indian (Rupee).

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

Realization of Goodwill – Goodwill and certain indefinite-lived intangible assets are not amortized, but instead are tested for impairment at least annually and more frequently whenever events or changes in circumstances indicate that the fair value of the asset may be less than its carrying amount of the asset.  The Company’s annual test for impairment is performed using a May 31st measurement date. We have identified six reporting units for impairment testing: Electronics, Engineering Technologies, Scientific, Engraving, Federal, and Hydraulics.

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

Our annual impairment testing at each reporting unit relied on assumptions surrounding general market conditions, short-term growth rates, a terminal growth rate of 2.5%, and detailed management forecasts of future cash flows prepared by the relevant reporting unit. Fair values were determined primarily by discounting estimated future cash flows at a weighted average cost of capital of 9.84%. During our annual impairment testing, we evaluated the sensitivity of our most critical assumption, the discount rate, and determined that a 100-basis point change in the discount rate selected would not have impacted the test results.  Additionally, the Company could reduce the terminal growth rate from its current 2.5% to 1.0% and the fair value of all reporting units would still exceed their carrying value.

While we believe that our estimates of future cash flows are reasonable, changes in assumptions could significantly affect our valuations and result in impairments in the future.  The most significant assumption involved in the Company’s determination of fair value is the cash flow projections of each reporting unit.

As a result of our annual assessment in the fourth quarter of fiscal year 2025, the Company determined that the fair value of the six reporting units substantially exceeded their respective carrying values.  Therefore, no impairment charges were recorded in connection with our annual assessment during the fourth quarter of fiscal year 2025.

Cost of Employee Benefit Plans – We provide a range of benefits to certain retirees, including pensions and some postretirement benefits.  We record expenses relating to these plans based upon various actuarial assumptions such as discount rates, assumed rates of return, compensation increases and turnover rates.  The expected return on plan assets assumption of 6.35% in the U.S. is based on our expectation of the long-term average rate of return on assets in the pension funds and is reflective of the current and projected asset mix of the funds and considers the historical returns earned on the funds.  We have analyzed the rates of return on assets used and determined that these rates are reasonable based on the plans’ historical performance relative to the overall markets as well as our current expectations for long-term rates of returns for our pension assets.  The U.S. discount rate of 5.6% reflects the current rate at which pension liabilities could be effectively settled at the end of the year.  The discount rate is determined by matching our expected benefit payments from a stream of AA- or higher bonds available in the marketplace, adjusted to eliminate the effects of call provisions.  We review our actuarial assumptions, including discount rate and expected long-term rate of return on plan assets, on at least an annual basis and make modifications to the assumptions based on current rates and trends when appropriate.  Based on information provided by our actuaries and other relevant sources, we believe that our assumptions are reasonable.

The cost of employee benefit plans includes the selection of assumptions noted above.  A twenty-five-basis point change in the U.S. expected return on plan assets assumptions, holding our discount rate and other assumptions constant, would increase or decrease pension expense by approximately $0.4 million per year.  A twenty-five-basis point change in our discount rate, holding all other assumptions constant, would have no impact on 2025 pension expense as changes to amortization of net losses would be offset by changes to interest cost.  In future years, the impact of discount rate changes could yield different sensitivities. See the Notes to the Consolidated Financial Statements for further information regarding pension plans.

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

 Recently Issued Accounting Pronouncements

See "Item 8. Financial Statements and Supplementary Data, Note 1. Summary of Accounting Policies” for information regarding the effect of recently issued accounting pronouncements on our consolidated statements of operations, comprehensive income, stockholders’ equity, cash flows, and notes for the year ended June 30, 2025 .

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

Exchange Risk

We are exposed to both transactional risk and translation risk associated with exchange rates.  The transactional risk is mitigated, in large part, by natural hedges developed with locally denominated debt service on intercompany accounts and the fact that most of our foreign currency sales are transacted in their functional currency.  We also mitigate certain of our foreign currency exchange rate risks by entering into forward foreign currency contracts from time to time.  The contracts are used as a hedge against anticipated foreign cash flows, such as loan payments, customer remittances, and materials purchases, and are not used for trading or speculative purposes.  The fair values of the forward foreign currency exchange contracts are sensitive to changes in foreign currency exchange rates, as an adverse change in foreign currency exchange rates from market rates would decrease the fair value of the contracts.  However, any such losses or gains would generally be offset by corresponding gains and losses, respectively, on the related hedged asset or liability.  At June 30, 2025 and 2024, the fair value, in the aggregate, of the Company’s open foreign exchange contracts was a liability of less than $0.1million and liability of $0.1 million respectively.

Our primary translation risk is with the Euro, British Pound Sterling, Peso, Japanese Yen, Chinese Yuan, and Indian Rupee.  A hypothetical 10% appreciation or depreciation of the value of any these foreign currencies to the U.S. Dollar at June 30, 2025, would not result in a material change in our operations, financial position, or cash flows.  We hedge our most significant foreign currency translation risks primarily through cross-currency swaps and other instruments, as appropriate.

Interest Rate

The Company’s effective interest rate on borrowings was 6.38% and 2.46% at June 30, 2025 and 2024, respectively.  Our interest rate exposure is limited primarily to interest rate changes on our variable rate borrowings. From time to time, we use interest rate swap agreements to modify our exposure to interest rate movements. At June 30, 2025, we did not have any outstanding interest rate swaps. At June 30, 2024, the fair value, in the aggregate, of the Company’s interest rate swaps were assets of $4.7 million. A 25-basis point increase in interest rates would increase our annual interest expense by approximately $1.4 million based on the balance and rate at June 30, 2025.

Concentration of Credit Risk

We have a diversified customer base.  As such, the risk associated with concentration of credit risk is inherently minimized.  As of June 30, 2025, no one customer accounted for more than 5% of our consolidated outstanding receivables or of our sales.

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

The Electronics, Engineering Technologies and Specialty Solutions segments are all sensitive to price increases for steel and aluminum products, other metal commodities such as rhodium and copper, and petroleum-based products. We continue to experience price fluctuations for a number of materials including rhodium, steel, and other metal commodities.  These materials are some of the key elements in the products manufactured in these segments.  Wherever possible, we will implement price increases to offset the impact of changing prices.  The ultimate acceptance of these price increases, if implemented, will be impacted by our affected divisions’ respective competitors and the timing of their price increases.

Item 8. Financial Statements and Supplementary Data

Standex International Corporation and Subsidiaries

Consolidated Balance Sheets

As of June 30 (in thousands, except share data)	2025	2024

ASSETS
Current assets:
Cash and cash equivalents	$104,542	$154,203
Accounts receivable, net	172,702	121,365
Inventories	129,994	87,106
Prepaid expenses and other current assets	14,413	22,028
Contract assets	59,228	45,393
Total current assets	480,879	430,095

Property, plant and equipment, net	160,364	134,963
Intangible assets, net	225,757	78,673
Goodwill	610,338	281,283
Deferred tax asset	11,971	17,450
Operating lease right-of-use asset	47,998	37,078
Other non-current assets	29,573	25,515
Total non-current assets	1,086,001	574,962

Total assets	$1,566,880	$1,005,057

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$88,001	$63,364
Accrued liabilities	63,204	56,698
Income taxes payable	15,770	7,503
Total current liabilities	166,975	127,565

Long-term debt	552,515	148,876
Operating lease long-term liabilities	40,057	30,725
Accrued pension and other non-current liabilities	67,743	76,388
Total non-current liabilities	660,315	255,989

Contingencies (Note 12)

Redeemable noncontrolling interest	27,913	-

Stockholders' equity:
Common stock, par value $1.50 per share - 60,000,000 shares authorized, 27,984,278 issued, 11,992,116 and 11,761,700 shares outstanding in 2025 and 2024	41,976	41,976
Additional paid-in capital	136,082	106,193
Retained earnings	1,126,851	1,086,277
Accumulated other comprehensive loss	(164,765)	(182,956)
Treasury shares (15,992,162 shares in 2025 and 16,222,578 shares in 2024)	(428,467)	(429,987)
Total stockholders' equity	711,677	621,503

Total liabilities and stockholders' equity	$1,566,880	$1,005,057

See notes to consolidated financial statements.

Standex International Corporation and Subsidiaries

Consolidated Statements of Operations

For the Years Ended June 30
(in thousands, except per share data)	2025	2024	2023
Net sales	$790,107	$720,635	$741,048
Cost of sales	(474,859)	(438,634)	(455,952)
Gross profit	315,248	282,001	285,096

Selling, general and administrative expenses	193,362	169,599	172,335
Restructuring costs	6,903	8,206	3,831
(Gain) loss on sale of business	-	(274)	(62,105)
Acquisition related costs	21,434	2,622	557
Other operating (income) expense, net	-	110	(611)
Income from operations	93,549	101,738	171,089

Interest expense	23,931	4,544	5,405
Other non-operating (income) expense, net	808	2,071	1,735
Income from continuing operations before income taxes	68,810	95,123	163,949
Provision for income taxes	(11,084)	(21,532)	(24,796)
Income from continuing operations	57,726	73,591	139,153

Income (loss) from discontinued operations, net of tax	(42)	(517)	(161)

Net income	57,684	73,074	138,992
Less: net income attributable to redeemable noncontrolling interest	1,924	-	-
Net income attributable to Standex International Corporation	$55,760	$73,074	$138,992

Basic earnings per share attributable to Standex International Corporation shareholders:
Income (loss) from continuing operations	$4.68	$6.26	$11.78
Income (loss) from discontinued operations	0.00	(0.04)	(0.01)
Total	$4.68	$6.22	$11.77

Diluted earnings per share attributable to Standex International Corporation shareholders:
Income (loss) from continuing operations	$4.64	$6.18	$11.59
Income (loss) from discontinued operations	0.00	(0.04)	(0.01)
Total	$4.64	$6.14	$11.58

See notes to consolidated financial statements.

Standex International Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

For the Years Ended June 30 (in thousands)	2025	2024	2023

Net income	$57,684	$73,074	$138,992
Other comprehensive income (loss):
Defined benefit pension plans:
Actuarial (losses) and other changes in unrecognized costs, net of tax	1,348	(5,140)	(2,964)
Amortization of unrecognized pension costs, net of tax	3,196	2,385	2,844
Derivative instruments:
Change in unrealized gains, net of tax	(80)	1,178	4,544
Amortization of unrealized gains and (losses) into interest expense, net of tax	(3,413)	(5,347)	(2,895)
Foreign currency translation income (losses), net of tax	17,140	(17,555)	(6,694)
Other comprehensive (loss), net of tax	18,191	(24,479)	(5,165)
Less: comprehensive income attributable to redeemable noncontrolling interest	1,179	-	-
Comprehensive income	$74,696	$48,595	$133,827

See notes to consolidated financial statements.

Standex International Corporation and Subsidiaries

Consolidated Statements of Stockholders' Equity

					Accumulated
					Other
	Redeemable		Additional		Comprehensive			Total
For the Years Ended June 30	Noncontrolling	Common	Paid-in	Retained	Income	Treasury Stock		Stockholders’
(in thousands, except as specified)	Interest	Stock	Capital	Earnings	(Loss)	Shares	Amount	Equity
Balance, June 30, 2022	$-	$41,976	$91,200	$901,421	$(153,312)	16,160	$(381,942)	$499,343
Stock issued under incentive compensation plans and employee purchase plans		-	(2,355)	-	-	(155)	3,696	1,341
Stock-based compensation		-	11,710	-	-	-	-	11,710
Treasury stock acquired		-	-	-	-	234	(25,638)	(25,638)
Comprehensive income:
Net income		-	-	138,992	-	-	-	138,992
Foreign currency translation adjustment		-	-	-	(6,694)	-	-	(6,694)
Pension, net of tax of $1.8 million		-	-	-	(120)	-	-	(120)
Change in fair value of derivatives, net of tax of $0.5 million		-	-	-	1,649	-	-	1,649
Dividends declared ($1.10 per share)		-	-	(13,134)	-	-	-	(13,134)
Balance, June 30, 2023	-	41,976	100,555	1,027,279	(158,477)	16,239	(403,884)	607,449
Stock issued under incentive compensation plans and employee purchase plans		-	(4,173)	-	-	(223)	5,698	1,525
Stock-based compensation		-	9,811	-	-	-	-	9,811
Treasury stock acquired		-	-	-	-	206	(31,801)	(31,801)
Comprehensive income:
Net income		-	-	73,074	-	-	-	73,074
Foreign currency translation adjustment		-	-	-	(17,555)	-	-	(17,555)
Pension, net of tax of $0.5 million		-	-	-	(2,755)	-	-	(2,755)
Change in fair value of derivatives, net of tax of $1.4 million		-	-	-	(4,169)	-	-	(4,169)
Dividends declared ($1.18 per share)		-	-	(14,076)	-	-	-	(14,076)
Balance, June 30, 2024	-	41,976	106,193	1,086,277	(182,956)	16,222	(429,987)	621,503
Stock issued under incentive compensation plans and employee purchase plans		-	(683)	-	-	(109)	2,909	2,226
Fair value of noncontrolling interest at acquisition	26,734	-	-	-	-	-	-	-
Stock issued for business acquisition	-	-	21,881	-	-	(152)	4,071	25,952
Stock-based compensation	-	-	8,691	-	-	-	-	8,691
Treasury stock acquired	-	-	-	-	-	31	(5,460)	(5,460)
Comprehensive income:	-
Net income	1,924	-	-	55,760	-	-	-	55,760
Foreign currency translation adjustment	(745)	-	-	-	17,140	-	-	17,140
Pension, net of tax of $1.6 million	-	-	-	-	4,544	-	-	4,544
Change in fair value of derivatives, net of tax of $1.1 million	-	-	-	-	(3,493)	-	-	(3,493)
Dividends declared ($0.94 per share)	-	-	-	(15,186)	-	-	-	(15,186)
Balance, June 30, 2025	$27,913	$41,976	$136,082	$1,126,851	$(164,765)	15,992	$(428,467)	$711,677

See notes to consolidated financial statements.

Standex International Corporation and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended June 30 (in thousands)	2025	2024	2023
Cash Flows from Operating Activities
Net income	$57,684	$73,074	$138,992
Income (loss) from discontinued operations	(42)	(517)	(161)
Income from continuing operations	57,726	73,591	139,153
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	35,438	28,140	28,474
Stock-based compensation	8,691	9,811	11,710
Gain on sale of real estate and equipment	102	-	(199)
Non-cash portion of restructuring charge	10	151	(444)
(Gain) loss on sale of business	-	(274)	(62,105)
Deferred income taxes	(9,666)	(2,759)	(7,125)
Life insurance benefit	(223)	-	-
Contributions to defined benefit plans	(7,796)	(10,238)	(451)
Increase/(decrease) in cash from changes in assets and liabilities, net of effects from discontinued operations and business acquisitions:
Accounts receivables, net	(13,809)	16,221	(9,643)
Inventories	(16,101)	17,085	(912)
Prepaid expenses and other assets	19,959	1,890	(5,962)
Accounts payable	14,021	(13,927)	(3,145)
Accrued liabilities, pension and other liabilities	(23,774)	(21,669)	(5,470)
Income taxes payable	5,069	(4,676)	6,887
Net cash provided by operating activities from continuing operations	69,647	93,346	90,768
Net cash provided by (used for) operating activities from discontinued operations	(52)	(690)	33
Net cash provided by operating activities	69,595	92,656	90,801
Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(28,343)	(20,298)	(24,270)
Expenditures for acquisitions, net of cash acquired	(478,890)	(48,835)	-
Expenditures for executive life insurance policies	(132)	(270)	(278)
Proceeds from sale of business	-	7,774	67,023
Proceeds from sale of real estate and equipment	438	-	1,742
Proceeds withdrawn from life insurance policies	3,494	-	-
Other investing activity	-	-	(2,654)
Net cash provided by (used for) investing activities from continuing operations	(503,433)	(61,629)	41,563
Net cash provided by investing activities from discontinued operations	-	-	-
Net cash (used for) investing activities	(503,433)	(61,629)	41,563
Cash Flows from Financing Activities
Proceeds from borrowings	792,313	-	224,500
Payments of debt	(389,109)	(25,000)	(226,200)
Contingent consideration payment	-	-	(1,167)
Activity under share-based payment plans	2,226	1,525	1,341
Purchase of treasury stock and other	(9,906)	(31,824)	(25,527)
Cash dividends paid	(15,033)	(13,902)	(12,985)
Net cash provided by (used for) financing activities	380,491	(69,201)	(40,038)
Effect of exchange rate changes on cash	3,686	(3,329)	(1,464)
Net change in cash and cash equivalents	(49,661)	(41,503)	90,862
Cash and cash equivalents at beginning of year	154,203	195,706	104,844
Cash and cash equivalents at end of year	$104,542	$154,203	$195,706

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest	$21,157	$4,089	$4,232
Income taxes, net of refunds	$27,732	$27,966	$26,197

See notes to consolidated financial statements.

Standex International Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Accounting Policies

Basis of Presentation and Consolidation

Standex International Corporation (“Standex” or the “Company”) is a diversified industrial manufacturer in five broad business segments: Electronics, Engineering Technologies, Scientific, Engraving and Specialty Solutions with operations in the United States, Europe, Canada, Japan, Singapore, Mexico, Turkey, India, and China. The accompanying consolidated financial statements include the accounts of Standex International Corporation and its subsidiaries and are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All intercompany accounts and transactions have been eliminated in consolidation. Noncontrolling interests in subsidiaries related to Standex’ ownership interests of less than 100% are reported as Noncontrolling interests in the consolidated balance sheets. The results of noncontrolling ownership interests held by Standex are reported as Net income attributable to redeemable noncontrolling interests in the consolidated statements of operations (refer to Note 2).

The Company considers events or transactions that occur after the balance sheet date, but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. We evaluated subsequent events through the date and time our consolidated financial statements were issued.

Accounting Estimates

The preparation of consolidated financial statements in conformity with GAAP requires the use of estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the financial statements and for the period then ended. Estimates are based on historical experience, actuarial estimates, current conditions and various other assumptions that are believed to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying values of assets and liabilities when they are not readily apparent from other sources. These estimates assist in the identification and assessment of the accounting treatment necessary with respect to commitments and contingencies. Actual results may differ from these estimates under different assumptions or conditions. The estimates and assumptions used in the preparation of the consolidated financial statements have considered the implications on the Company as a result of ongoing global events and related economic impacts. As a result, there is heightened volatility and uncertainty around supply chain performance, labor availability, and customer demand. However, the magnitude of such impact on the Company’s business and its duration is uncertain. The Company is not aware of any specific event or circumstance that would require an update to its estimates or adjustments to the carrying value of its assets and liabilities as of June 30, 2025 and the issuance date of this Annual Report on Form 10-K.

Cash and Cash Equivalents

Cash and cash equivalents include highly liquid investments purchased with a maturity of three months or less. These investments are carried at cost, which approximates fair value. At June 30, 2025 and 2024, the Company’s cash was comprised solely of cash on deposit.

Trading Securities

The Company purchases investments for its non-qualified defined contribution plan for employees who exceed certain thresholds under our traditional 401(k) plan. These investments are classified as trading and reported at fair value. The investments, generally consisting of mutual funds, are included in other non-current assets and amounted to $5.0 million at  June 30, 2025 and $4.9 million at June 30, 2024. Gains and losses on these investments are recorded as other non-operating (income) expense, net in the Consolidated Statements of Operations.

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

The changes in the allowances for credit losses accounts during 2025, 2024, and 2023 were as follows (in thousands):

	2025	2024	2023
Balance at beginning of year	$1,882	$2,788	$2,214
Acquisitions and other	1,700	(18)	-
Provision charged to expense	1,573	668	1,521
Write-offs, net of recoveries	(1,170)	(1,556)	(947)
Balance at end of year	$3,985	$1,882	$2,788

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

The Company did not have any transfers of assets and liabilities among levels of the fair value measurement hierarchy during the years ended June 30, 2025 or 2024. The Company’s policy is to recognize transfers between levels as of the date they occur.

Cash and cash equivalents, accounts receivable, accounts payable and debt are carried at cost, which approximates fair value.

The fair values of our financial instruments at June 30, 2025 and 2024 were (in thousands):

	2025
	Total	Level 1	Level 2	Level 3
Financial Assets
Marketable securities - deferred compensation plan	$4,980	$4,980	$-	$-
Debt securities	3,629	-	-	3,629
Equity securities	2,211	-	-	2,211

Financial Liabilities
Foreign exchange contracts	$68	-	68	-
Contingent consideration(a)	660	-	-	660

	2024
	Total	Level 1	Level 2	Level 3
Financial Assets
Marketable securities - deferred compensation plan	$4,917	$4,917	$-	$-
Interest rate swaps	4,673	-	4,673	-
Debt securities	2,679	-	-	2,679
Equity securities	2,009	-	-	2,009

Financial Liabilities
Contingent consideration(a)	$660	-	-	660

(a) The Company’s financial liabilities based upon Level 3 inputs comprise of contingent consideration arrangement relating to its acquisition of SEPL in the event that certain financial targets are achieved during the two years following its acquisition in the fourth quarter of fiscal year 2024. The maximum liability under this arrangement is $0.7 million. The Company has determined the fair value of the liabilities for the contingent consideration based on an evaluation of the probability and amount of any deferred compensation that has been earned to date. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy. The fair value of the contingent consideration liability associated with future payments was based on several factors, the most significant of which are typically the financial performance of the acquired business and the risk-adjusted discount rate for the fair value measurement.

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

In the third quarter of fiscal year 2023, the Company purchased $2.7 million of debt securities from the same privately held company. The available for sale asset was recorded as a current asset in the prepaid expenses and other current assets line of the consolidated balance sheet to reflect the initial fair value of the instrument acquired. This asset was originally due to mature one year from the date of issuance. The maturity date was subsequently extended to August 2025.

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

Our total advertising expenses, which are classified under selling, general, and administrative expenses are primarily related to trade shows, and totaled $2.6 million, $2.4 million, and $2.7 million for the years ended June 30, 2025, 2024, and 2023, respectively.

Research and Development

Research and development expenditures are expensed as incurred. Total research and development costs, which are classified under selling, general, and administrative expenses, were $21.2 million, $20.5 million, and $17.2 million for the years ended June 30, 2025, 2024, and 2023, respectively.

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

The changes in the continuing operations warranty reserve, which are recorded as accrued liabilities, during 2025, 2024, and 2023 were as follows (in thousands):

	2025	2024	2023
Balance at beginning of year	$2,209	$2,094	$1,918
Acquisitions and other charges	181	92	-
Warranty expense	705	2,230	1,939
Warranty claims	(666)	(2,207)	(1,763)
Balance at end of year	$2,429	$2,209	$2,094

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

Stockholders' Equity

The Company has authorized a single class of equity, common stock, which has a par value of $1.50 per share with 60,000,000 shares authorized, 27,984,278 shares issued, and 11,992,116 and 11,761,700 shares issued and outstanding as of June 30, 2025 and 2024, respectively.  Common stockholders are entitled to vote in corporate governance matters, as well as participate in dividends, if declared by our board of directors.  From time to time, the Company may repurchase shares of common stock, which are held in treasury stock and reserved for future issuance.  As of June 30, 2025 and 2024, there were 15,992,162 and 16,222,578 shares of treasury stock, respectively.  The Company uses shares acquired through treasury stock repurchases for the issuance of shares of common stock for the settlement of awards under its stock-based compensation plans, with the net effect of these transactions accounting for the change in common stock outstanding in each of the years ended June 30, 2024 and 2023.  During the year ended June 30, 2025, the Company acquired 31,308 shares of treasury stock and issued 152,299 and 109,425 shares of Standex common stock in connection with a business acquisition (refer to Note 2) and for settlement of stock based compensation awards (refer to Note 13), respectively.

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

Income Taxes

The income tax provision from continuing operations for the fiscal year ended June 30, 2025 was $11.1 million, or an effective rate of 16.1%, compared to $21.5 million, or an effective rate of 22.6%, for the year ended June 30, 2024, and $24.8 million, or an effective rate of 15.1%, for the year ended June 30, 2023. Changes in the effective tax rates from period to period may be significant as they depend on many factors including, but not limited to, the amount of our income or loss, the mix of income earned in the U.S. versus outside the U.S., the effective tax rate in each of the countries in which we earn income, and any one-time tax issues which occur during the period.

The income tax provision from continuing operations for the fiscal year ended June 30, 2025 was impacted by the following items: (i) a tax provision of $5.7 million due to the mix of income in various jurisdictions, (ii) tax benefits of $4.6 million related to foreign tax credits of $2.1 million, as well as Federal R&D tax credits of $2.5 million, (iii) a tax provision of $1.8 million related to officers’ compensation, (iv) a tax provision of $3.0 million related to cash repatriation, and (v) a tax benefit of $9.1 million (inclusive of $1.2 million of interest) related to the release of a Sec. 965 toll tax uncertain tax position due to the lapse of statute of limitations.

The income tax provision from continuing operations for the fiscal year ended June 30, 2024 was impacted by the following items: (i) a tax provision of $3.1 million due to the mix of income in various jurisdictions, (ii) tax benefits of $2.8 million related to foreign tax credits of $0.7 million, as well as Federal R&D tax credits of $2.1 million, (iii) a tax provision of $3.8 million related to officers’ compensation, and (iv) a tax benefit of $3.8 million relating to share-based compensation.

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

Earnings Per Share

(share amounts in thousands)	2025	2024	2023
Basic – Average Shares Outstanding	11,926	11,763	11,810
Effect of Dilutive Securities – Stock Options and Restricted Stock Awards	90	141	199
Diluted – Average Shares Outstanding	12,016	11,904	12,009

Both basic and diluted income is the same for computing earnings per share. There were no outstanding instruments that had an anti-dilutive effect at June 30, 2025, 2024 or 2023.

Recently Issued Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that we adopt as of the specified effective date. Unless otherwise discussed below, the Company does not believe that the adoption of recently issued standards had or may have a material impact on its condensed consolidated financial statements or disclosures. The Company adopted ASC 2023-07 in fiscal 2025. See Note 17. Industry Segment Information.

In  November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280) ("ASU 2023-07"). This update provides, among other things, enhanced segment disclosure requirements including disclosures about significant segment expenses. .

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

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income (Topic 220): Expense Disaggregation Disclosures. Additionally, in January 2025, the FASB issued ASU 2025-01 to clarify the effective date of ASU 2024-03. This ASU provides guidance to expand disclosures related to the disaggregation of income statement expenses. This ASU also requires, in the notes to the financial statements, disclosure of specified information about certain costs and expenses which includes purchases of inventory, employee compensation, depreciation, and intangible asset amortization included in each relevant expense caption. ASU 2025-01 is effective for fiscal years beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027, on a retrospective or prospective basis, with early adoption permitted. This ASU will be effective for the Company’s Form 10-K for fiscal 2028  and Form 10-Q filed thereafter. The Company is currently evaluating the impact this ASU may have on our financial statement disclosures.

2. Acquisitions

The Company’s recent acquisitions are strategically significant to the future growth prospects of the Company.  At the time of  each acquisition and as of  June 30, 2025, the Company evaluated the significance of each acquisition on a standalone basis and in aggregate, considering both qualitative and quantitative factors.

McStarlite

On February 5, 2025, the Company acquired 100% of the issued and outstanding shares of Basmat Inc., dba McStarlite, a privately held company, for $57.0 million, net of cash acquired. McStarlite is a leading provider of complex sheet metal aerospace components.  It designs and manufactures cold deep draw and bulge-formed aviation components, including segmented and single piece lipskins, nozzles, complex sheet metal assemblies, and tooling to support production hardware. McStarlite's results are reported within the Company's Engineering Technologies segment.

The purchase price was allocated to the net tangible and identifiable intangible assets acquired and liabilities assumed based on a valuation of their fair values on the closing date. Goodwill recorded from this transaction is attributable to McStarlite's technical and applications expertise, which is highly complementary to the Company's existing business.

Identifiable intangible assets of $24.5 million consist primarily of $19.7 million for customer relationships to be amortized over 12 years and $4.8 million for indefinite lived tradenames. The goodwill of $16.7 million created by the transaction is not deductible for income tax purposes. The accounting for business combinations requires estimates and judgments regarding expectations for future cash flows of the acquired business, and the allocations of those cash flows to identifiable tangible and intangible assets, in determining the assets acquired and liabilities assumed. The fair values assigned to tangible and intangible assets acquired and liabilities assumed are based on management's best estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques.

	Preliminary Allocation as of March 31, 2025	Adjustments	Preliminary Allocation as of June 30, 2025
Total purchase consideration:
Cash payments	$57,271	$278	$57,549
Less: cash acquired	(586)	-	(586)
Total	$56,685	$278	$56,963

Identifiable assets acquired and liabilities assumed:
Other acquired assets	$8,808	$-	$8,808
Inventories	6,524	220	6,744
Customer backlog	4,060	(90)	3,970
Property, plant, and equipment	5,315	3,288	8,603
Identifiable intangible assets	26,400	(1,900)	24,500
Goodwill	17,692	(1,270)	16,761
Liabilities assumed	(12,114)	30	(12,423)
Total	$56,685	$278	$56,963

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

Total consideration for Amran aggregated $179.7 million consisting of $153.7 million in cash consideration and 152,299 shares of Standex common stock, issued out of the Company's treasury shares, with a fair value of $26.0 million. The fair value of Standex common stock issued as part of the consideration for Amran was determined on the basis of the closing market price of our common shares on the Closing Date. The total consideration for the 90.1% interest in Narayan consisted of a cash payment of $261.9 million. The Company entered into a Shareholder Agreement that provides the Company with the right to purchase, and the noncontrolling interest holders with the right to sell, their remaining minority interest at a contractually defined redemption value. As the redemptions are contingently redeemable at the option of the noncontrolling interest shareholders, the Company classifies the redeemable noncontrolling interest in the mezzanine equity section on the consolidated balance sheets, which is presented above the equity section and below liabilities. The repurchase price of the redeemable noncontrolling interests is the greater of the share price paid for similar shares as part of the Amran/Narayan Acquisition or 12 times twelve months' trailing EBITDA. The redeemable noncontrolling interest represents the minority shareholder's interest. Subject to receipt of regulatory approval from the Reserve Bank of India (“RBI”), Mold-Tech Singapore will acquire the remaining 9.9% of the capital stock of Narayan in a second closing for shares of Standex common stock with a fair value of $26.7 million ("Share Swap Provision").

In accounting for the subsequent measurement of the redeemable noncontrolling interest measurement adjustments pursuant to ASC 480, Distinguishing Liabilities from Equity, the Company has made accounting policy elections to record any such applicable changes on the immediate recognition of the full adjustment required to report the redeemable noncontrolling interest at its redemption value, while also electing to record such adjustments under the income method, with a corresponding offset recorded to the Net income attributable to noncontrolling interests in consolidated subsidiaries within the consolidated statement of operations for the period in which such measurement adjustment becomes required.  Given the pending approval of the RBI for the second closing and share swap, the noncontrolling interest is not probable of redemption as of June 30, 2025, and accordingly no measurement adjustments have been recorded for the year ended June 30, 2025.

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

Identifiable intangible assets of $136.0 million consist primarily of $28.7 million for indefinite lived tradenames and $107.3 million of customer relationships to be amortized over 12 years. The goodwill of $298.4 million created by the transaction is deductible for income tax purposes. The accounting for business combinations requires estimates and judgments regarding expectations for future cash flows of the acquired business, and the allocations of those cash flows to identifiable tangible and intangible assets, in determining the assets acquired and liabilities assumed. The fair values assigned to tangible and intangible assets acquired and liabilities assumed are based on management's best estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques. The fair value of the noncontrolling interest in Narayan was determined based on the consideration expected to be transferred by the Company for its controlling ownership interest based on the Standex share price at the Closing Date.

The following table summarizes the allocation of the aggregate total consideration for the Amran/Narayan Group to the estimated fair values of the tangible and identifiable intangible assets acquired and liabilities and noncontrolling interest assumed (in thousands):

	Preliminary Allocation as of December 31, 2024	Adjustments	Preliminary Allocation as of June 30, 2025
Fair value of business combination:
Total cash consideration	$414,852	$752	$415,604
Less: cash acquired	(7,126)	12	(7,114)
Stock consideration	25,953	-	25,953
Total	$433,679	$764	$434,443

Identifiable assets acquired and liabilities assumed:
Other acquired assets	$11,799	$-	$11,799
Accounts receivable	27,670	(1,807)	25,863
Inventories	14,017	(340)	13,677
Customer backlog	9,500	600	10,100
Property, plant, and equipment	1,158	1,658	2,816
Identifiable intangible assets	135,000	1,000	136,000
Goodwill	298,938	(555)	298,383
Deferred tax liabilities, net	(19,932)	(58)	(19,990)
Other liabilities assumed	(17,737)	266	(17,471)
Total identifiable assets acquired and liabilities assumed	460,413	764	461,177

Redeemable noncontrolling interest (see Note 18)	(26,734)	-	(26,734)

Total identifiable assets, liabilities and redeemable noncontrolling interest	$433,679	$764	$434,443

The initial allocation of the purchase price is based upon a preliminary valuation, and accordingly, our estimates and assumptions are subject to change as we obtain additional information during the measurement period. The Company anticipates finalizing the purchase price allocation within 12 months from the acquisition date.

The following table reflects the unaudited pro forma operating results of the Company for the year ended June 30, 2025 and 2024, respectively, which give effect to the acquisition of the Amran/Narayan Group as if it had occurred effective July 1, 2023. The pro forma results are not necessarily indicative of the operating results that would have occurred had the acquisition been effective as of the date indicated, nor are they intended to be indicative of results that may occur in the future. The pro forma information does not include the effects of any synergies related to the Amran/Narayan Group acquisition, transactions between the entities prior to acquisition, or the pre-acquisition impact of other businesses acquired by the Company during this period as they were not material to the Company’s historical results of operations. Pro forma earnings during the periods presented were adjusted to include the following adjustments:

	Unaudited
	Year Ended June 30,
(in thousands)	2025	2024
Net sales	$826,550	$814,840
Net income	87,415	72,034

●	Amortization of inventory step-up to fair value assuming inventory turns within a two-month period;
●	Amortization of definite-lived intangible assets recognized at fair value that exceed one year as if acquired July 1, 2023;
●	Non-recurring acquisition-related costs have been excluded from net income;
●

Interest expense (including amortization of loan discount) on the Term Loan Credit Agreement entered into in connection with the acquisition as if the loan was obtained July 1, 2023. The interest rate assumed for purposes of the pro forma financial information was 7.7% on average as the rate in agreement is a variable rate plus certain margins; an

●	Income tax expense (benefit) was adjusted related to the above pro forma adjustments using an estimated tax rate of 22.6%.

With respect to each of the McStarlite and Amran/Narayan Group acquisitions, the estimated fair values of the indefinite lived tradenames were determined based on an income approach using the relief from royalty method, which assumes that, in lieu of ownership, a third party would be willing to pay a royalty in order to exploit the related benefits of the tradenames assets. The cash flow projections the Company uses to estimate the fair value of the tradenames intangible assets involves several assumptions, including projected revenue growth, an estimated royalty rate, after-tax royalty savings expected from ownership of the tradenames, and a discount rate used to derive the estimated fair value of the tradenames.  The estimated fair value of the customer relationships intangible assets were determined based on the income approach using the multi-period excess earnings method, which measures the economic benefit indirectly by calculating the income attributable to an asset after appropriate returns are paid to complementary assets used in conjunction with the subject asset to produce the earnings associated with the subject asset, commonly referred to as contributory asset charges.  The fair value determination of the customer relationships intangible asset required us to make significant estimates and assumptions related to future cash flows and the selection of an appropriate discount rate to apply to future cash flows.

The Company incurred acquisition-related costs of $14.2 million for the year ended  June 30, 2025, which is reported separately in the consolidated statements of operations.

From the date of acquisition, the Amran/Narayan Group has contributed $84.4 million of net sales and $13.7 million of net income for the periods ended June 30, 2025.

Transactions with Related Parties of Amran/Narayan Group

The Amran/Narayan Group, acquired in the second quarter of fiscal year 2025, has certain transactions with parties affiliated with current and former shareholders of the Amran/Narayan Group, including the current President of the Amran/Narayan Group entities in India. The transactions with these parties continue and are summarized as follows:

Names of related parties	Relationship with the Amran / Narayan Group
Narayan Epoxy Components Private Limited	Entity controlled by minority shareholders of Narayan
Gujarat Plug In Devices Private Limited	Narayan minority shareholders have significant ownership interest
Narayanshree Infrastructure LLP	Partners are former and current minority shareholders of Narayan
Relative of Narayan Minority Shareholders	Lessors of certain real property

At June 30, 2025, $0.4 million is due to the above related parties which is included in accounts payable in the consolidated balance sheets. During the twelve months ended June 30, 2025, payments for inventory purchases and rental payments were $2.5 million and $0.3 million, respectively. During the twelve months ended June 30, 2024, sales made to related parties were $0.1 million.

Several of the Amran/Narayan Group leases in India are with Narayanshree Infrastructure LLP and directly with relatives of Narayan minority shareholders. Undiscounted cash flows expected to be paid for operating leases with related parties are as follows as of June 30, 2025:

Fiscal year	Amount ($)
2026	397
2027	409
2028	429
2029	157
2030	9
Thereafter	0

Nascent Technology

On November 18, 2024, the Company purchased all of the issued and outstanding equity interests of Nascent Technology Manufacturing, LLC ("Nascent") for $7.6 million, net of cash acquired. Its results are reported in the Electronics segment. The goodwill of $6.5 million created by the transaction is not deductible for income tax purposes.

Custom Biogenic Systems

On November 13, 2024, the Company purchases all of the issued and outstanding equity interests of Custom Biogenic Systems for $4.7 million, net of cash acquired. Its results are reported within the Company's Scientific segment.

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

The components of the fair value of the Minntronix acquisition, including the final allocation of the purchase price are as follows (in thousands):

Final Allocation as of September 30, 2024
Fair value of business combination:
Cash payments	33,890
Less, cash acquired	(4,661)
Total	$29,229

Identifiable assets acquired and liabilities assumed:
Other acquired assets	$8,282
Customer backlog	1,120
Inventories	1,780
Property, plant, & equipment	1,039
Identifiable intangible assets	10,700
Goodwill	13,889
Liabilities assumed	(7,581)
Total	$29,229

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

Identifiable intangible assets of $2.9 million consist primarily of $0.7 million for indefinite lived tradenames and $2.2 million of customer relationships to be amortized over 12 years. The goodwill of $9.1million created by the transaction is not deductible for income tax purposes. The accounting for business combinations requires estimates and judgments regarding expectations for future cash flows of the acquired business, and the allocations of those cash flows to identifiable tangible and intangible assets, in determining the assets acquired and liabilities assumed. The fair values assigned to tangible and intangible assets acquired and liabilities assumed are based on management's best estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques.

The components of the fair value of the Sanyu acquisition, including the final allocation of the purchase price are as follows (in thousands):

Final Allocation as of March 31, 2025
Total purchase consideration:
Cash payments	$22,178
Holdbacks	2,464
Less cash acquired	(3,711)
Total	$20,931

Identifiable assets acquired and liabilities assumed:
Other acquired assets	$7,991
Inventories	5,704
Property, plant, and equipment	4,537
Identifiable intangible assets	2,900
Goodwill	9,100
Liabilities assumed	(9,301)
Total	$20,931

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

Acquisition related expenses were $21.4 million, $2.6 million and $0.6 million for fiscal years 2025, 2024 and 2023, respectively.

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

Disaggregation of Revenue from Contracts with Customers

The following table presents revenue disaggregated by product line and segment (in thousands):

	Year Ended
	June 30, 2025	June 30, 2024	June 30, 2023
Electronics	400,130	321,956	305,872

Engineering Technologies	102,595	83,476	81,079

Scientific	72,380	68,931	74,924

Engraving Services	116,777	140,591	145,616
Engraving Products	11,583	10,094	6,451
Total Engraving	128,360	150,685	152,067

Hydraulics Cylinders and System	50,943	55,349	61,010
Merchandising & Display	35,699	40,238	44,836
Pumps	-	-	21,260
Total Specialty Solutions	86,642	95,587	127,106

Total revenue by product line	$790,107	$720,635	$741,048

The following table presents revenue from continuing operations disaggregated by geography based on company’s locations (in thousands):

	Year Ended
Net sales	June 30, 2025	June 30, 2024	June 30, 2023
United States	$467,339	$444,373	$449,820
Asia Pacific	194,035	130,423	130,130
EMEA (1)	119,610	132,306	144,672
Other Americas	9,123	13,533	16,426
Total	$790,107	$720,635	$741,048

(1)  EMEA consists primarily of Europe, Middle East and S. Africa.

The following table presents revenue from continuing operations disaggregated by timing of recognition (in thousands):

	Year Ended
Timing of Revenue Recognition	June 30, 2025	June 30, 2024	June 30, 2023
Products and services transferred at a point in time	$701,806	$642,133	$668,633
Products transferred over time	88,301	78,502	72,415
Net sales	$790,107	$720,635	$741,048

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

The following table provides information about contract assets and liability balances (in thousands):

Year ended June 30, 2025	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Contract assets:
Contract assets	$45,393	84,722	70,887	$59,228
Contract liabilities:
Customer deposits	$1,766	10,755	7,332	$5,189

Year ended June 30, 2024	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Contract assets:
Prepaid expenses and other current assets	$31,138	75,752	61,497	$45,393
Contract liabilities:
Customer deposits	$-	1,766	0	$1,766

We recognized the following revenue which was included in the contract liability beginning balances (in thousands):

Year ended
Revenue recognized in the period from:	June 30, 2025
Amounts included in the contract liability balance at the beginning of the year	$1,766

Year ended
Revenue recognized in the period from:	June 30, 2024
Amounts included in the contract liability balance at the beginning of the year	$-

Year ended
Revenue recognized in the period from:	June 30, 2023
Amounts included in the contract liability balance at the beginning of the year	$41

4. Inventories

Inventories are comprised of (in thousands):

June 30	2025	2024
Raw materials	$57,302	$44,536
Work in process	34,298	16,202
Finished goods	38,394	26,368
Total	$129,994	$87,106

Distribution costs associated with the sale of inventory are recorded as a component of selling, general and administrative expenses and were $11.5 million, $10.8 million, and $12.2 million in 2025, 2024 and 2023 respectively.

5. Property, plant and equipment

Property, plant and equipment consist of the following (in thousands):

June 30	2025	2024
Land, buildings and leasehold improvements	$93,254	$86,539
Machinery, equipment and other	280,183	236,375
Total	373,437	322,914
Less accumulated depreciation	(213,073)	(187,951)
Property, plant and equipment, net	$160,364	$134,963

Depreciation expense totaled $19.2 million, $18.6 million, and $18.2 million, respectively for the years ended June 30, 2025, 2024 and 2023.

6. Goodwill

Goodwill and certain indefinite-lived intangible assets are not amortized, but instead are tested for impairment at least annually and more frequently whenever events or changes in circumstances indicate that the fair value of the asset may be less than its carrying amount. The Company’s annual test for impairment is performed using a May 31st measurement date.

The Company has identified six reporting units for impairment testing: Electronics, Engineering Technologies, Scientific, Engraving, Federal, and Hydraulics. The Specialty Solutions segment includes Federal and Hydraulics.

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

Changes to goodwill by segment associated with continuing operations during the fiscal year is as follows (in thousands):

	June 30, 2024	Acquisitions	Impairments	Translation Adjustment	June 30, 2025
Electronics	$149,910	$305,793	$-	$3,348	$459,051
Engineering Technologies	36,255	16,761	-	762	53,778
Scientific	15,454	-	-	-	15,454
Engraving	76,605	-	-	2,391	78,996
Specialty Solutions	3,059	-	-	-	3,059
Total	$281,283	$322,554	$-	$6,501	$610,338

7. Intangible Assets

Intangible assets consist of the following (in thousands):

		Tradenames
	Customer	(Indefinite-	Developed
	Relationships	lived)	Technology	Other	Total
June 30, 2025
Cost	$194,584	$59,741	$42,875	$8,046	$305,246
Accumulated amortization	(45,201)	-	(26,358)	(7,930)	(79,489)
Balance, June 30, 2025	$149,383	$59,741	$16,517	$116	$225,757

June 30, 2024
Cost	$67,819	$26,121	$39,023	$3,091	$136,054
Accumulated amortization	(33,479)	-	(20,905)	(2,997)	(57,381)
Balance, June 30, 2024	$34,340	$26,121	$18,118	$94	$78,673

Amortization expense from continuing operations totaled $14.6 million, $8.2 million, and $8.6 million, respectively for the years ended June 30, 2025, 2024, and 2023.

At June 30, 2025, aggregate amortization expense is estimated to be (in thousands):

2026	$18,200
2027	17,454
2028	15,726
2029	15,595
2030	15,472
Thereafter	83,569
Total	$166,016

8. Debt

Long-term debt is comprised of the following at June 30 (in thousands):

	2025	2024
Bank credit agreements	$553,203	$150,000
Total funded debt	553,203	150,000
Issuance cost	(688)	(1,124)
Total long-term debt	$552,515	$148,876

The Company's long-term debt matures in February 2028.

During the third quarter of fiscal year 2023, the Company entered into a Third Amended & Restated Credit Agreement which renewed the existing Credit Agreement for an additional five-year period (“Credit Facility”, or “facility”). The facility had a borrowing limit of $500 million, which could be increased by an amount of up to $250 million, in accordance with specified conditions contained in the agreement. The facility also included a $10 million sublimit for swing line loans and a $35 million sublimit for letters of credit.

During the second quarter of fiscal year 2025, the Company entered into a $250 million 364-day term loan with existing lenders. Also during the period, the Company converted the 364-day term loan into an exercise of the accordion feature under its existing facilities. In connection with the conversion of the loan, the Company entered into a Second Amendment to Third Amended and Restated Credit Agreement. This amendment expanded the total available credit under the Revolving Credit Agreement from $500 million to $825 million. Under the terms of the Credit Agreement, the Company pays a variable rate of interest and a commitment fee on borrowed amounts as well as a commitment fee on unused amounts under the facility.  The amount of the commitment fee depends upon both the undrawn amount remaining available under the facility and the Company’s funded debt to EBITDA (as defined in the agreement) ratio at the last day of each quarter.  As our funded debt to EBITDA ratio increases, the commitment fee increases.

Funds borrowed under the facility may be used for the repayment of debt, working capital, capital expenditures, acquisitions (so long as certain conditions, including a specified funded debt to EBITDA leverage ratio is maintained), and other general corporate purposes.  As of June 30, 2025, the Company had standby letters of credit outstanding, primarily for insurance purposes, of $1.9 million and had the ability to borrow $207.7 million under the facility based on our current EBITDA.  The facility contains customary representations, warranties and restrictive covenants, as well as specific financial covenants which the Company was compliant with as of June 30, 2025.  The Company’s current financial covenants under the facility are as follows:

Interest Coverage Ratio - The Company is required to maintain a ratio of Earnings Before Interest and Taxes, as Adjusted (“Adjusted EBIT per the Credit Facility”), to interest expense for the trailing twelve months of at least 2.75:1. Adjusted EBIT per the Credit Facility specifically excludes extraordinary and certain other defined items such as cash restructuring and acquisition related charges up to the lower of $20.0 million or 10% of EBITDA. The facility allows for unlimited non-cash charges including purchase accounting and goodwill adjustments. At June 30, 2025, the Company’s Interest Coverage Ratio was 6.42:1.

Leverage Ratio- The Company’s ratio of funded debt to trailing twelve month Adjusted EBITDA per the Credit Facility, calculated as Adjusted EBIT per the Credit Facility plus depreciation and amortization, may not exceed 3.5:1. Under certain circumstances in connection with a Material Acquisition (as defined in the Facility), the Facility allows for the leverage ratio to go as high as 4.0:1 for a four-fiscal quarter period. At June 30, 2025, the Company’s Leverage Ratio was 2.60:1. Our primary sources of cash for these requirements are cash flows from continuing operations and borrowings under the facility.

At  June 30, 2025, the effective rate of interest on the outstanding borrowings was 6.38%.

9. Accrued LIABILITIES

Accrued liabilities recorded in our consolidated balance sheets at June 30, 2025 and 2024 consist of the following (in thousands):

	2025	2024
Payroll and employee benefits	$24,804	$26,657
Operating lease current liability	11,129	8,289
Accrued interest	3,152	864
Accrued taxes payable	2,662	1,566
Warranty reserves	2,483	2,209
Professional fees	2,304	2,367
Restructuring costs	1,457	1,447
Workers' compensation	1,245	1,135
Contingent consideration	330	330
Other	13,638	11,834
Total	$63,204	$56,698

10. Derivative Financial Instruments

Interest Rate Swaps

The fair value of the swaps recognized in accrued liabilities and in other comprehensive income (loss) is as follows (in thousands):

Effective Date	Notional	Fixed	Maturity	Fair Value at June 30,
	Amount	Interest Rate		2025	2024
February 23, 2023	100,000	0.86%	March 23, 2025	$-	$3,045
May 25, 2023	25,000	0.81%	April 24, 2025	-	863
February 24, 2023	25,000	0.86%	March 24, 2025	-	765
				$-	$4,673

The Company reported no losses for the years ended June 30, 2025, 2024, and 2023, as a result of hedge ineffectiveness. Future changes in these swap arrangements, including termination of the agreements, may result in a reclassification of any gain or loss reported in accumulated other comprehensive income (loss) into earnings as an adjustment to interest expense.  Accumulated other comprehensive income (loss) related to these instruments is being amortized into interest expense concurrent with the hedged exposure.

Foreign Exchange Contracts

Forward foreign currency exchange contracts are used to limit the impact of currency fluctuations on certain anticipated foreign cash flows, such as sales to foreign customers and loan payments between subsidiaries.  The Company enters into such contracts for hedging purposes only.  The Company has designated certain of these currency contracts as hedges, and changes in the fair value of these contracts are recognized in other comprehensive income until the hedged items are recognized in earnings.  Hedge ineffectiveness, if any, associated with these contracts will be reported in net income. At June 30, 2025 and 2024, the Company had outstanding forward contracts related to hedges of intercompany loans that had an immaterial amount of net unrealized loss.  The contracts have maturity dates in fiscal year 2025, which correspond to the related intercompany loans.  The notional amounts of these instruments, by currency in thousands, are as follows:

Currency	2025	2024
USD	-	4,159
CAD	-	6,079
JPY	3,250,000	-

The table below presents the fair value of derivative financial instruments as well as their classification on the balance sheet at June 30, (in thousands):

	Asset Derivatives
	2025		2024
Derivative designated as hedging instruments	Balance Sheet Line Item	Fair Value	Balance Sheet Line Item	Fair Value
Interest rate swaps	Prepaid expenses and other current assets	$-	Prepaid expenses and other current assets	$4,673
		$-		$4,673

The table below presents the amount of gain (loss) recognized in comprehensive income on our derivative financial instruments (effective portion) designated as hedging instruments and their classification within comprehensive income for the periods ended (in thousands):

	2025	2024	2023
Interest rate swaps	$149	$1,154	$6,567
Foreign exchange contracts	-	315	(437)
	$149	$1,469	$6,130

The table below presents the amount reclassified from accumulated other comprehensive income (loss) to net income for the periods ended (in thousands):

Details about Accumulated Other Comprehensive Income (Loss) Components	2025	2024	2023	Affected line item in the Statements of Operations
Interest rate swaps	(4,468)	(6,865)	(4,704)	Interest expense
Foreign exchange contracts	-	(215)	672	Other non-operating income
	$(4,468)	$(7,080)	$(4,032)

11. Income Taxes

The components of income from continuing operations before income taxes are as follows (in thousands):

	2025	2024	2023
U.S. Operations	(4,833)	$33,891	$52,091
Non-U.S. Operations	73,643	61,232	111,858
Total	$68,810	$95,123	$163,949

The Company utilizes the asset and liability method of accounting for income taxes.  Deferred income taxes are determined based on the estimated future tax effects of differences between the financial and tax bases of assets and liabilities given the provisions of the enacted tax laws.  The components of the provision for income taxes on continuing operations (in thousands) were as shown below:

	2025	2024	2023
Current:
Federal	$(6,200)	$6,230	$7,207
State	763	692	4,242
Non-U.S.	26,187	17,369	20,472
Total Current	$20,750	$24,291	$31,921
Deferred:
Federal	$(4,345)	$(388)	$(6,978)
State	(1,486)	(684)	(489)
Non-U.S.	(3,835)	(1,687)	342
Total Deferred	(9,666)	(2,759)	(7,125)
Total	$11,084	$21,532	$24,796

A reconciliation from the U.S. Federal income tax rate on continuing operations to the total tax provision is as follows:

	2025	2024	2023
Provision at statutory tax rate	21.0%	21.0%	21.0%
State taxes	-0.8%	0.4%	1.7%
Impact of foreign operations	8.4%	3.3%	(2.6%)
Federal tax credits	-6.8%	(3.0%)	(8.7%)
Cash repatriation	4.3%	0.2%	1.0%
SubF/GILTI	0.0%	0.0%	6.9%
Uncertain Tax Positions	-13.3%	0.4%	(0.1)%
Officers compensation	2.7%	4.0%	0.4%
Share-based compensation	-1.3%	(4.0%)	(0.2%)
Return to provision	1.0%	0.6%	(1.3%)
Valuation allowance release	0.0%	0.6%	(3.1%)
Tax expense on Procon Pumps disposal	0.0%	0.0%	0.2%
Other	0.9%	(0.8%)	(0.1%)
Effective income tax provision	16.1%	22.6%	15.1%

Changes in the effective tax rates from period to period may be significant as they depend on many factors including, but not limited to, size of the Company’s income or loss and any one-time activities occurring during the period.

The income tax provision from continuing operations for the fiscal year ended June 30, 2025 was impacted by the following items: (i) a tax provision of $5.7 million due to the mix of income in various jurisdictions, (ii) tax benefits of $4.6 million related to foreign tax credits of $2.1 million, as well as Federal R&D tax credits of $2.5 million, (iii) a tax provision of $1.8 million related to officers’ compensation, (iv) a tax provision of $3.0 million related to cash repatriation, and (v) a tax benefit of $9.1 million (inclusive of $1.2 million of interest) related to the release of a Sec. 965 toll tax uncertain tax position due to the lapse of statute of limitations.

The income tax provision from continuing operations for the fiscal year ended June 30, 2024 was impacted by the following items: (i) a tax provision of $3.1 million due to the mix of income in various jurisdictions, (ii) tax benefits of $2.8 million related to foreign tax credits of $0.7 million, as well as Federal R&D tax credits of $2.1 million, (iii) a tax provision of $3.8 million related to officers’ compensation, and (iv) a tax benefit of $3.8 million relating to share-based compensation.

The income tax provision from continuing operations for the fiscal year ended June 30, 2023 was impacted by the following items: (i) a tax benefit of $4.3 million due to the mix of income in various jurisdictions, (ii) tax benefits of $14.3 million primarily related to foreign tax credits of $11.6 million, as well as Federal R&D tax credits of $2.7 million, (iii) a tax provision of $11.3 million related to the U.S. tax effects of international operations, and (iv) a tax benefit of $5.0 million relating to the partial release of the valuation.

Significant components of the Company’s deferred income taxes are as follows (in thousands):

	2025	2024
Deferred tax liabilities:
Depreciation and amortization	$(32,396)	$(27,625)
Withholding taxes	(3,421)	(3,197)
Other	-	(423)
Operating lease right-of-use-asset	(5,100)	(4,532)
Total deferred tax liability	$(40,917)	$(35,777)

Deferred tax assets:
Accrued compensation	$2,553	$2,569
Accrued expenses and reserves	(16,313)	746
Pension	9,647	10,405
Inventory	1,971	1,813
Lease liabilities	6,067	5,166
Section 174 Capitalization	18,308	12,904
Other	-	-
Net operating loss and credit carry forwards	14,240	15,823
Total deferred tax asset	$36,473	$49,426

Less: Valuation allowance	(11,527)	(12,365)
Net deferred tax asset (liability)	$(15,971)	$1,284

The Company estimates the degree to which deferred tax assets, including net operating loss and credit carry forwards will result in a benefit based on expected profitability by tax jurisdiction and provides a valuation allowance for tax assets and loss carry forwards that it believes will more likely than not go unrealized.  The valuation allowance at June 30, 2025 applies to federal capital loss, state loss, foreign loss, and state R&D credit carryforwards, which management has concluded that it is more likely than not that these tax benefits will not be realized.  The increase (decrease) in the valuation allowance from the prior year was due to the current year activity in those same federal, state and foreign jurisdictions.

As of June 30, 2025, the Company had gross state net operating loss ("NOL") and credit carry forwards of approximately $15.8 million and $5.4 million, respectively, which may be available to offset future state income tax liabilities and expire at various dates from 2024 through 2044.In addition, the Company had federal NOL carry forwards of  approximately $2.7 million and foreign NOL carry forwards of approximately $2.7 million, all of which carry forward indefinitely.

Under ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, all excess tax benefits and tax deficiencies are recognized as income tax expense or benefit in the statement of operations.  Accordingly, we recorded an income tax benefit in the consolidated statement of operation of $0.9 million during the fiscal year ended June 30, 2025 for the windfall of tax benefits related to equity compensation.

U.S. tax law allows a 100% dividend received deduction for foreign dividends and the Company has begun to bring back cash from foreign subsidiaries.  However, the permanent reinvestment assertion must still be assessed and made regarding potential liabilities for foreign withholding taxes.  As of June 30, 2025, the Company maintained the assessment that previously undistributed earnings of certain foreign subsidiaries no longer meet the requirements for indefinite reinvestment under applicable accounting guidance.  Therefore, the Company recognized deferred tax liabilities of approximately $3.0 million that relate to withholding taxes on the current earnings of various foreign subsidiaries.  It is expected that deferred tax liabilities will continue to be recorded on current earnings in future periods from these subsidiaries.  The Company maintains the permanent reinvestment assertion on earnings in certain foreign jurisdictions. It is not practicable to estimate the amount of tax that might be payable on the remaining undistributed earnings.

The total provision (benefit) for income taxes included in the consolidated financial statements was as follows (in thousands):

	2025	2024	2023
Continuing operations	$11,084	$21,532	$24,796
Discontinued operations	(11)	(137)	(43)
Total provision (benefit)	$11,073	$21,395	$24,753

The changes in the amount of gross unrecognized tax benefits were as follows (in thousands):

	2025	2024	2023
Beginning Balance	$9,766	$9,493	$9,559
Additions based on tax positions related to the current year	1,108	273	-
Additions for tax positions of prior years	-	-	219
Reductions for tax positions of prior years	-	-	(208)
Statute lapses	(7,961)	-	(77)
Ending Balance	$2,913	$9,766	$9,493

At June 30, 2025, we had $2.9 million of non-current liabilities, included in accrued pension and other non-current liabilities on the consolidated balance sheet for uncertain tax positions. We are not able to provide a reasonable estimate of the timing of future payments related to these obligations. The Company increased its uncertain tax position during the year due to state R&D tax credit exposures. The Company decreased its uncertain tax position during the year due to the statute of limitations lapsing on the Sec. 965 toll tax position that was established in prior years.

If the unrecognized tax benefits in the table above were recognized in a future period, $2.9 million of the unrecognized tax benefit would impact the Company’s effective tax rate. The Company expects a decrease in net unrecognized tax benefits of approximately $0.9 million in the next twelve months as a result of the lapse in the statute of limitations.

Within the next twelve months, the statute of limitations will close in various U.S., state and non-U.S. jurisdictions. The following tax years, in the major tax jurisdictions noted, are open for assessment or refund:

Country	Years Ending June 30,
United States	2022 to 2025
Canada	2021 to 2025
Germany	2021 to 2025
Ireland	2024 to 2025
Portugal	2023 to 2025
United Kingdom	2021 to 2025

The Company’s policy is to include interest expense and penalties related to unrecognized tax benefits within the provision for income taxes on the consolidated statements of operations.  At June 30,  2025 and  2024, the company had $0 and $1.3 million for accrued interest expense on unrecognized tax benefits.

On July 4, 2025, the U.S. government enacted The One Big Beautiful Bill Act of 2025 which includes, among other provisions, changes to the U.S. corporate income tax system including the allowance of immediate expensing of qualifying research and development expenses and permanent extensions of certain provisions within the Tax Cuts and Jobs Act. Certain provisions are effective for the company beginning fiscal 2026. We are evaluating the future impact of these tax law changes on our financial statements.

The Organization for Economic Co-operation and Development (OECD) and the G20 Inclusive Framework on Base Erosion and Profit Shifting (the "Inclusive Framework") have put forth Pillar Two proposals that ensure a minimal level of taxation. Several countries in which the Company operates, including several European Union member states, have adopted domestic legislation to implement the Inclusive Framework's global corporate minimum tax rate of fifteen percent. This legislation became effective for the Company beginning July 1, 2024. Based on the Company's analysis of Pillar Two provisions, these tax law changes did not have a material impact on the Company's financial statements for fiscal 2025.

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

13. stock-based compensation and purchase plans

Stock-Based Compensation Plans

Under incentive compensation plans, the Company is authorized to make grants of stock options, restricted stock and performance share units to provide equity incentive compensation to key employees and directors. The stock award program offers employees and directors the opportunity to earn shares of our stock over time, rather than options that give the employees and directors the right to purchase stock at a set price.  The Company has stock plans for directors, officers and certain key employees. The Company uses shares acquired through treasury stock repurchases for the issuance of shares of common stock for the settlement of awards under its stock-based compensation plans.

Total compensation cost recognized in the consolidated statement of operations for equity based compensation awards was $8.7 million, $9.8 million, and $11.7 million for the years ended June 30, 2025, 2024, and 2023, respectively, primarily within Selling, General, and Administrative Expenses. The total income tax benefit recognized in the consolidated statement of operations for equity-based compensation plans was $1.4 million, $2.2 million, and $1.8 million for the years ended June 30, 2025, 2024 and 2023, respectively.

There were 168,537 shares of common stock reserved for issuance under various compensation plans at June 30, 2025.

Restricted Stock Awards

The Company may award shares of restricted stock to eligible employees and non-employee directors of the Company at no cost, giving them, in most instances, all of the rights of stockholders, except that they may not sell, assign, pledge or otherwise encumber such shares and rights during the restriction period.  Such shares and rights are subject to forfeiture if certain employment conditions are not met.  During the restriction period, recipients of the shares are entitled to dividend equivalents on such shares, providing that such shares are not forfeited.  Dividends are accumulated and paid out at the end of the restriction period.  Restrictions on non-vested stock awards generally lapse between fiscal year 2025 and fiscal year 2027. Compensation expense related to stock awards recognized was $5.2 million, $6.0 million, and $4.8 million, respectively, for fiscal years ended June 30, 2025, 2024, and 2023.  Substantially all awards are expected to vest.

A summary of restricted stock awards activity is as follows:

	Restricted Stock Awards
		Weighted
	Number	Average
	of	Grant Date
	Shares	Fair Value
Outstanding, June 30, 2024	85,548	$122.00
Granted	32,569	177.17
Vested	(39,231)	121.02
Canceled	(2,251)	152.37
Outstanding, June 30, 2025	76,635	$145.06

Restricted stock awards granted during fiscal years 2024 and 2023 had a weighted average grant date fair value of $151.99 and $95.32, respectively.  The grant date fair value of restricted stock awards is determined based on the closing price of the Company’s common stock on the date of grant. The fair value of awards vested during fiscal years 2025, 2024 and 2023 was $6.0 million, $9.0 million and $7.4 million, respectively.

As of June 30, 2025, there was $3.6 million of unrecognized compensation costs related to awards expected to be recognized over a weighted-average period of 1.4 years.

Executive Compensation Program

The Company operates a compensation program for key employees.  The plan contains both an annual component as well as a long-term component.  Under the annual component, participants may elect to defer up to 50% of their annual incentive compensation in restricted stock which is purchased at a 25% discount to the market.  Additionally, non-employee directors of the Company may defer a portion of their director’s fees in restricted stock units which is purchased at a 25% discount to the market.  During the restriction period, recipients of the shares are entitled to dividend equivalents on such units, providing that such shares are not forfeited.

Dividend equivalents are accumulated and paid out at the end of the restriction period.  The restrictions on the units expire after three years.  Restrictions on non-vested annual component  awards generally lapse between fiscal year 2025 and fiscal year 2027.  The compensation expense associated with this incentive program is charged to income over the restriction period.  The Company recorded compensation expense related to this program of $1.6 million, $0.9 million, and $0.2 million for the years ended June 30, 2025, 2024 and 2023, respectively.

As of June 30, 2025, there was $0.4 million of unrecognized compensation costs related to awards expected to be recognized over a weighted-average period of 0.8 years.

The fair value of the awards under the annual component of this incentive program is measured using the Black-Scholes option-pricing model.  Key assumptions used to apply this pricing model are as follows:

	2025	2024	2023
Risk-free interest rates	3.69%	4.52%	4.52%
Expected life of option grants (in years)	3	3	3
Expected volatility of underlying stock	34.1%	29.5%	29.5%
Expected quarterly dividends (per share)	$0.32	$0.28	$0.28

Under the long-term component, grants of performance share units (“PSUs”) are made annually to key employees and the share units are earned based on the achievement of certain overall corporate financial performance targets over the performance period.  At the end of the performance period, the number of shares of common stock issued will be determined by adjusting upward or downward from the target in a range between 50% and 250%.  No shares will be issued if the minimum performance threshold is not achieved. The final performance percentage, on which the payout will be based considering the performance metrics established for the performance period, will be certified by the Compensation Committee of the Board of Directors.

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

A summary of the awards activity under the executive compensation program is as follows:

	Annual Component			Performance Stock Units
		Weighted			Weighted
	Number	Average	Aggregate	Number	Average
	of	Exercise	Intrinsic	of	Grant Date
	Shares	Price	Value	Shares	Fair Value
Non-vested, June 30, 2024	45,535	$74.85	$2,095,116	87,956	$114.41
Granted	6,201	120.86		38,712	148.03
Exercised / vested	(20,902)	71.25	$2,198,482	(44,964)	107.25
Forfeited	(814)	56.94		(1,072)	148.76
Non-vested, June 30, 2025	30,020	$86.22	$955,625	80,632	$136.83

Restricted stock awards granted under the annual component of this program in fiscal years 2025, 2024, and 2023 had a weighted average grant date fair value of $148.03, $ $81.41, and $98.36, respectively.  The PSUs granted in fiscal years 2024 and 2023 had a weighted average grant date fair value of $81.41 and $89.44, respectively. The grant date fair value of the PSUs is determined based on the closing price of the Company’s common stock on the date of grant. The fair value of PSUs vested under the long-term component of this program during the fiscal years ended June 30, 2025, 2024, and 2023 was $7.9 million, $21.4 million, and $4.6 million respectively.

The Company recognized compensation expense related to the PSUs of $1.9 million, $2.9 million, and $6.7 million for the fiscal years ended June 30, 2025, 2024 and 2023 respectively based on the probability of the performance targets being met. The total unrecognized compensation costs related to non-vested performance share units was $4.4 million at June 30, 2025, which is expected to be recognized over a weighted average period of 0.9 years.

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan that allows employees to purchase shares of common stock of the Company at a discount from the market each quarter. The ESPP plan, which was effective as of July 1, 2005, provided employees the option to purchase Standex stock at a discount of 5%. The Plan was modified, effective as of April 1, 2017, to increase the stock purchase discount to 15% and is considered a compensatory Plan. Under this amendment, at the beginning of each calendar quarter, employees may elect to purchase shares of Company stock at a value equal to 85% of the closing price on the last trading day of the quarter. The 15% discount is recorded as a component of SG&A in the Company’s Consolidated Statements of Operations. Shares of stock reserved for the plan were 33,841 at June 30, 2025. Shares purchased under this plan aggregated to 4,393 in fiscal year 2025, 3,778 in 2024, and 6,256 in 2023, at an average price of $143.52, $137.38, and $91.78, respectively.

14. Accumulated Other Comprehensive Income (LosS)

The components of the Company’s accumulated other comprehensive income (loss) are as follows (in thousands):

	2025	2024	2023
Foreign currency translation adjustment	$(74,788)	$(91,928)	$(74,373)
Unrealized pension (losses), net of tax	(90,972)	(95,516)	(92,761)
Unrealized (losses) gains on derivative instruments, net of tax	995	4,488	8,657
Total accumulated other comprehensive income	$(164,765)	$(182,956)	$(158,477)

15. restructuring

The Company has undertaken a number of initiatives that have resulted in severance, restructuring, and related charges. Restructuring liabilities are included in accrued liabilities on the consolidated balance sheet. A summary of charges by initiative is as follows (in thousands):

	Involuntary Employee
	Severance and
Year Ended June 30,	Benefit Costs	Other	Total
2025 Restructuring Initiatives	$2,679	$1,164	$3,843
Prior Year Initiatives	2,189	871	3,060
Total expense	$4,868	$2,035	$6,903

2024 Restructuring Initiatives	$4,484	$3,386	$7,870
Prior Year Initiatives	184	152	336
Total expense	$4,668	$3,538	$8,206

2023 Restructuring Initiatives	$2,361	$213	$2,574
Prior Year Initiatives	456	801	1,257
Total expense	$2,817	$1,014	$3,831

2025 Restructuring Initiatives

The Company continues to focus our efforts to reduce cost and improve productivity across our businesses, particularly through headcount reductions, facility closures, and consolidations. Restructuring expenses primarily related to headcount reductions and other cost saving initiatives. During fiscal year 2025, we also incurred restructuring expenses related to third party assistance with analysis and implementation of these activities.

	Involuntary Employee
	Severance and
Current Year Initiatives	Benefit Costs	Other	Total
Restructuring liabilities at June 30, 2024	$-	$-	$-
Additions and adjustments	2,679	1,164	3,843
Payments	(2,035)	(1,164)	(3,199)
Restructuring liabilities at June 30, 2025	$644	$-	$644

Prior Year Restructuring Initiatives

The Company continues to focus our efforts to reduce cost and improve productivity across our businesses, particularly through headcount reductions, facility closures, and consolidations.  During fiscal years 2024 and 2023, the Company also incurred restructuring expenses related to headcount reductions, facility rationalization and third party assistance with analysis and implementation of these activities.

The Company expects to incur additional restructuring costs of approximately $5.5 million in fiscal year 2026 as the Company continues to focus its efforts to reduce cost and improve productivity across its businesses, particularly through facility closures and consolidations.

Activity in the reserves related to prior year restructuring initiatives is as follows (in thousands):

	Involuntary Employee
	Severance and
Prior Year Initiatives	Benefit Costs	Other	Total
Restructuring liabilities at June 30, 2024	$1,253	$194	$1,447
Additions and adjustments	2,190	870	3,060
Payments	(2,690)	(1,004)	(3,694)
Restructuring liabilities at June 30, 2025	$753	$60	$813

Activity in the reserves in fiscal year 2024 (in thousands):

	Involuntary Employee
	Severance and
	Benefit Costs	Other	Total
Restructuring liabilities at June 30, 2023	$1,104	$192	$1,296
Additions and adjustments	4,668	3,538	8,206
Payments	(4,519)	(3,536)	(8,055)
Restructuring liabilities at June 30, 2024	$1,253	$194	$1,447

The Company’s total restructuring expenses by segment are as follows (in thousands):

	Involuntary Employee
	Severance and
	Benefit Costs	Other	Total
Fiscal Year 2025
Electronics	$1,135	$273	$1,408
Engraving	3,561	1,762	5,323
Corporate and Other	172	-	172
Total expense	$4,868	$2,035	$6,903

Fiscal Year 2024
Electronics	$903	$496	$1,399
Engineering Technologies	54	-	54
Engraving	2,414	3,042	5,456
Corporate and Other	1,297	-	1,297
Total expense	$4,668	$3,538	$8,206

Fiscal Year 2023
Electronics	$222	$826	$1,048
Scientific	58	-	58
Engraving	836	188	1,024
Specialty Solutions	-	-	-
Corporate and Other	1,701	-	1,701
Total expense	$2,817	$1,014	$3,831

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

Net periodic benefit cost for U.S. and non-U.S. plans included the following components (in thousands):

	U.S. Plans			Foreign Plans
	Year Ended June 30,			Year Ended June 30,
	2025	2024	2023	2025	2024	2023
Service Cost	$-	$-	$-	$250	$196	$176
Interest Cost	9,544	9,891	9,586	1,217	1,190	1,039
Expected return on plan assets	(10,564)	(11,113)	(11,973)	(1,383)	(1,404)	(943)
Recognized net actuarial loss	4,221	3,802	3,814	-	(607)	(57)
Amortization of prior service cost (benefit)	-	-	-	(3)	(3)	(4)
Net periodic benefit cost (benefit)	$3,201	$2,580	$1,427	$81	$(628)	$211

The following table sets forth the funded status and amounts recognized as of June 30, 2025 and 2024 for our U.S. and foreign defined benefit pension plans (in thousands):

	U.S. Plans		Foreign Plans
	Year Ended June 30,		Year Ended June 30,
	2025	2024	2025	2024
Change in benefit obligation
Benefit obligation at beginning of year	$178,439	$184,682	$26,994	$25,454
Service cost	-	-	250	196
Interest cost	9,544	9,891	1,217	1,190
Plan settlements	-	-	(270)	0
Actuarial gain	(1,226)	96	(1,757)	555
Benefits paid	(15,441)	(16,230)	(1,793)	(1,779)
Foreign currency exchange rate & other changes		-	2,336	1,378
Projected benefit obligation at end of year	$171,316	$178,439	$26,977	$26,994

Change in plan assets
Fair value of plan assets at beginning of year	$142,312	$142,114	$22,233	$22,250
Actual return on plan assets	11,996	6,447	161	1,317
Employer contribution	7,578	9,981	218	257
Benefits paid	(15,441)	(16,230)	(1,617)	(1,497)
Foreign currency exchange rate & other changes		-	1,838	(94)
Fair value of plan assets at end of year	$146,445	$142,312	$22,833	$22,233

Funded Status	$(24,871)	$(36,127)	$(4,144)	$(4,761)

Amounts recognized in the consolidated balance sheets consist of:
Prepaid benefit cost	$-	$-	$3,294	$2,570
Current liabilities	(113)	(166)	(476)	(625)
Non-current liabilities	(24,758)	(35,961)	(6,962)	(6,706)
Net amount recognized	$(24,871)	$(36,127)	$(4,144)	$(4,761)

Unrecognized net actuarial loss	$114,166	$121,045	$5,199	$5,273
Unrecognized prior service cost	-	-	(25)	(26)
Accumulated other comprehensive income, pre-tax	$114,166	$121,045	$5,174	$5,247

The accumulated benefit obligation for all defined benefit pension plans was $191.6 million and $199.2 million at June 30, 2025 and 2024, respectively.

The estimated actuarial net loss for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $4.7 million.

Plan Assets and Assumptions

The fair values of the Company’s pension plan assets at June 30, 2025 and 2024 by asset category, as classified in the three levels of inputs described in Note 1 under the caption Fair Value of Financial Instruments, are as follows (in thousands):

	June 30, 2025
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$341	$341	$-	$-
Common and preferred stocks	63,990	-	63,990	-
Corporate bonds and other fixed income securities	96,042	-	96,042	-
Other	8,899	-	8,899	-
	$169,272	$341	$168,931	-

	June 30, 2024
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$2,792	$2,792	$-	$-
Common and preferred stocks	53,111	-	53,111	-
Corporate bonds and other fixed income securities	96,522	-	96,522	-
Other	12,120	-	12,120	-
	$164,545	$2,792	$161,753	-

Asset allocation and target asset allocations are as follows:

	U.S. Plans		Foreign Plans
	Year Ended June 30,		Year Ended June 30,
Asset Category	2025	2024	2025	2024
Equity securities	42%	35%	0%	0%
Debt securities	48%	42%	70%	69%
Global balanced securities	10%	11%	0%	1%
Other	0%	12%	30%	30%
Total	100%	100%	100%	100%

	2025
Asset Category – Target	U.S.	U.K.
Equity securities	40%	0%
Debt and market neutral securities	50%	67%
Global balanced securities	5%	1%
Other	5%	32%
Total	100%	100%

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

Year Ended June 30	2025	2024	2023
Plan assumptions - obligations
Discount rate	2.40% - 5.6%	1.85% - 5.60%	1.48% - 5.60%
Rate of compensation increase	3.25%	3.30%	3.30%

Plan assumption - cost
Discount rate	1.85% - 5.60%	1.48% - 5.6%	1.37% - 5.6%
Expected return on assets	5.40% - 6.35%	4.55% - 6.50%	2.80% - 6.65%
Rate of compensation increase	3.25%	3.30%	3.30%

Included in the above are the following assumptions relating to the obligations for defined benefit pension plans in the United States at June 30, 2025; a discount rate of 5.60% and expected return on assets of 6.35%. The U.S. defined benefit pension plans represent the majority of our pension obligations. The expected return on plan assets assumption is based on our expectation of the long-term average rate of return on assets in the pension funds and is reflective of the current and projected asset mix of the funds. The discount rate reflects the current rate at which pension liabilities could be effectively settled at the end of the year. The discount rate is determined by matching our expected benefit payments from a stream of AA- or higher bonds available in the marketplace, adjusted to eliminate the effects of call provisions.

Expected benefit payments for all plans during the next five fiscal years are as follows: 2026, $17.5 million; 2027, $17.6 million; 2028, $17.4 million; 2029, $17.0 million; 2030, $16.6 million and years thereafter, $77.7 million. The Company expects to make $6.9 million of contributions to its pension plans in fiscal year 2026.

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

The following table outlines the Company’s participation in multiemployer pension plans for the periods ended June 30, 2025, 2024, and 2023, and sets forth the yearly contributions into each plan. The “EIN/Pension Plan Number” column provides the Employer Identification Number (“EIN”) and the three-digit plan number. The most recent Pension Protection Act zone status available in 2025 and 2024 relates to the plans’ two most recent fiscal year-ends. The zone status is based on information that we received from the plans’ administrators and is certified by each plan’s actuary. Among other factors, plans certified in the red zone are generally less than 65% funded, plans certified in the orange zone are both less than 80% funded and have an accumulated funding deficiency or are expected to have a deficiency in any of the next six plan years, plans certified in the yellow zone are less than 80% funded, and plans certified in the green zone are at least 80% funded. The “FIP/RP Status Pending/Implemented” column indicates whether a financial improvement plan (“FIP”) for yellow/orange zone plans, or a rehabilitation plan (“RP”) for red zone plans, is either pending or has been implemented. For all plans, the Company’s contributions do not exceed 5% of the total contributions to the plan in the most recent year.

		Pension Protection Act							Expiration
		Zone Status			Contributions				Date of
									Collective
	EIN/Plan			FIP/RP				Surcharge	Bargaining
Pension Fund	Number	2025	2024	Status	2025	2024	2023	Imposed?	Agreement
New England Teamsters and Trucking Industry Pension Fund	04-6372430-001	Red	Red	Yes/ Implemented	$1,061	$816	$695	No	Mar-27

IAM National Pension Fund, National Pension Plan	51-6031295-002	Red	Red	Yes/Implemented	658	586	569	Yes	Aug-29
					$1,719	$1,402	$1,264

Retirement Savings Plans

The Company has two primary employee savings plans, one for salaried employees and one for hourly employees. Substantially all of our full-time domestic employees are covered by these savings plans. Under the provisions of the plans, employees may contribute a portion of their compensation within certain limitations. The Company, at the discretion of the Board of Directors, may make contributions on behalf of our employees under the plans. Company contributions were $3.1 million, $2.8 million, and $3.0 million for the years ended June 30, 2025, 2024, and 2023, respectively. At June 30, 2025, the salaried plan holds approximately 77,000 shares of Company common stock, representing approximately 3.83% of the holdings of the plan.

17. Industry Segment Information

The company operates in the following five reportable segments organized around the types of products sold. The Company has aggregated its operating segments into its reportable segments where they contained similar products and economic characteristics, and shared similar types of customers, and production and distribution methods. The Company has determined that its CEO is its Chief Operating Decision Maker (CODM) who is responsible for assessing performance and allocating resources. The CODM primarily evaluates segment performance based on net revenue and does not regularly review specific expense categories at the segment level. Instead, expenses are managed and assessed on a consolidated basis rather than by individual segment. While certain operating expenses may be incurred at the segment level, these are not regularly reviewed by the CODM when evaluating performance or allocating resources. As a result, the Company does not allocate or disclose certain expense details by segment.  The CODM primarily reviews these profit measures in comparison to forecasts, trends, key performance targets, and results of industry peers to assess profitability, identify areas for improvement, and make strategic decisions regarding investments and resource allocation within each segment.

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

	2025
(in thousands)	Electronics	Engineering Technologies	Scientific	Engraving	Specialty Solutions	Total
Net Sales	$400,130	$102,595	$72,380	$128,360	$86,642	$790,107
Segment Expenses	(312,203)	(87,167)	(54,910)	(110,713)	(71,801)	(636,794)
Segment operating income	87,927	15,428	17,470	17,647	14,841	153,313
Corporate						(31,427)
Restructuring costs						(6,903)
Acquisition related costs						(21,434)
Income (Loss) From Operations						93,549
Interest expense						(23,931)
Other non-operating (expense) income, net						(808)
Income from continuing operations before income taxes						$68,810

	2024
(in thousands)	Electronics	Engineering Technologies	Scientific	Engraving	Specialty Solutions	Total
Net Sales	$321,956	$83,476	$68,931	$150,685	$95,587	$720,635
Segment Expenses	(257,926)	(68,260)	(49,931)	(123,977)	(75,956)	(576,050)
Segment operating income	64,030	15,216	19,000	26,708	19,631	144,585
Corporate						(32,183)
Restructuring costs						(8,206)
(Gain) loss on sale of business						274
Acquisition related costs						(2,622)
Other operating (income) expense, net						(110)
Income (Loss) From Operations						101,738
Interest expense						(4,544)
Other non-operating (expense) income, net						(2,071)
Income from continuing operations before income taxes						$95,123

	2023
(in thousands)	Electronics	Engineering Technologies	Scientific	Engraving	Specialty Solutions	Total
Net Sales	$305,872	$81,079	$74,924	$152,067	$127,106	$741,048
Segment Expenses	(236,893)	(70,029)	(57,815)	(126,065)	(101,738)	(593,080)
Segment operating income	68,979	11,050	17,109	25,462	25,368	147,968
Corporate						(35,207)
Restructuring costs						(3,831)
(Gain) loss on sale of business						62,105
Acquisition related costs						(557)
Other operating (income) expense, net						611
Income (Loss) From Operations						171,089
Interest expense						(5,405)
Other non-operating (expense) income, net						(1,735)
Income from continuing operations before income taxes						$163,949

(in thousands)	Capital Expenditures (1)			Depreciation and Amortization
	2025	2024	2023	2025	2024	2023
Electronics	$10,062	$6,844	$16,542	$19,936	$12,722	$11,737
Engineering Technologies	6,795	1,495	1,987	4,605	3,657	3,757
Scientific	780	118	229	1,255	1,314	1,449
Engraving	7,235	7,953	3,347	7,818	8,716	9,646
Specialty Solutions	2,151	3,115	2,064	1,504	1,338	1,395
Corporate and Other	4	462	43	320	393	490
Total	$27,027	$19,987	$24,212	$35,438	$28,140	$28,474

(1)	Includes capital expenditures in accounts payable of $1.8 million, $1.5 million, and $0.3 million at June 30, 2025, 2024, and 2023 respectively.

	Goodwill		Identifiable Assets
	2025	2024	2025	2024
Electronics	$459,051	$149,910	$944,506	$435,473
Engineering Technologies	53,778	36,255	219,754	128,897
Scientific	15,454	15,454	108,402	104,634
Engraving	78,996	76,605	238,088	262,317
Specialty Solutions	3,059	3,059	40,310	41,369
Corporate & Other	-	-	15,820	32,367
Total	$610,338	$281,283	$1,566,880	$1,005,057

Tangible Long-lived assets	2025	2024
United States	$74,525	$56,479
Asia Pacific	44,427	40,207
EMEA (2)	36,731	33,474
Other Americas	4,681	4,803
Total	$160,364	$134,963

(2)	EMEA consists primarily of Europe, Middle East and S. Africa.

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

Activity related to discontinued operations for the most recent three fiscal years is as follows (in thousands):

	Year Ended June 30,
	2025	2024	2023
(Loss) before taxes	$(53)	$(654)	$(204)
Benefit for taxes	11	137	43
Net (loss) from discontinued operations	$(42)	$(517)	$(161)

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

Amounts recorded in the Company's Consolidated Balance Sheet and Statement of Operations related to leases are as follows (in thousands):

	June 30, 2025	June 30, 2024
Assets
Operating lease right-of-use-asset	$47,998	$37,078

Liabilities
Current accrued liabilities	$11,129	$8,289
Operating lease long-term liabilities	40,057	30,725
Total lease liability	$51,186	$39,014

Lease cost

The components of lease costs are as follows (in thousands):

	Year Ended	Year Ended
	June 30, 2025	June 30, 2024
Operating lease cost	$13,745	$11,477
Variable lease cost	1,274	1,270
Net lease cost	$15,019	$12,747

Maturity of lease liability

The maturity of the Company's lease liabilities included in continuing operations at June 30, 2025 were as follows (in thousands):

Operating Leases
2026	$13,097
2027	11,251
2028	8,850
2029	6,777
2030	4,624
After 2030	16,060
Less: interest	(9,473)
Present value of lease liabilities	$51,186

The weighted average remaining lease term and discount rates are as follows:

Lease Term and Discount Rate	June 30, 2025
Weighted average remaining lease term (years)	8.18

Weighted average discount rate (percentage)	4.31%

Other Information

Supplemental cash flow information related to leases is as follows:

	Year Ended	Year Ended
	June 30, 2025	June 30, 2024
Operating cash outflows from operating leases	$12,615	$11,204

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Standex International Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Standex International Corporation and subsidiaries (the "Company") as of June 30, 2025 and 2024, the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows, for the each of the three years in the period ended June 30, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of June 30, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 1, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which it relates.

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

Acquisitions – Amran/Narayan Group Customer Relationships Intangible Asset – Refer to note 2 to the financial statements

Critical Audit Matter Description

The Company completed the acquisition of Amran LLC and Narayan Powertech Private Limited collectively the “Amran/Narayan Group”. The Company accounted for the acquisition under the acquisition method of accounting for business combinations. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values, including a customer relationships intangible asset of $107 million. Management estimated the fair value of the customer relationships intangible asset using the multi-period excess earnings method, which is a specific discounted cash flow method. The fair value determination of the customer relationships intangible asset required management to make significant estimates and assumptions related to future cash flows and the selection of the discount rate.

We identified the customer relationships intangible asset for the Amran/Narayan Group as a critical audit matter because of the significant estimates and assumptions management made to determine the fair value of the asset. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s forecasts of future cash flows and the selection of the discount rate for the customer relationship intangible asset.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the forecasts of future cash flows and the selection of the discount rate for the customer relationships intangible asset included the following, among others:

●	We assessed the reasonableness of management’s forecasts of future cash flows by comparing the projections to historical results and certain external market information.
●	With the assistance of our fair value specialists, we evaluated the reasonableness of the (1) valuation methodology and (2) discount rate by:
o	Testing the source information underlying the determination of the discount rate and testing the mathematical accuracy of the calculation.
o	Developing a range of independent estimates and comparing those to the discount rate selected by management.
o	Comparing the weighted average cost of capital utilized to the internal rate of return applied to determine the enterprise value for the business acquired.
●	We evaluated whether the estimated future cash flows were consistent with evidence obtained in other areas of the audit.
●

We tested the effectiveness of controls over the valuation of the customer relationships intangible asset, including management’s controls over forecasts of future cash flows and selection of the discount rate.

/s/ Deloitte & Touche LLP

Boston, Massachusetts

August 1, 2025

We have served as the Company’s auditor since 2020.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable

Item 9A. Controls and Procedures

The management of the Company including its Chief Executive Officer, and Chief Financial Officer, have conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of June 30, 2025, that the disclosure controls and procedures are effective in ensuring that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms and (ii) that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.

SEC guidance permits the exclusion of an evaluation of the effectiveness of a registrant's disclosure controls and procedures as they relate to the internal control over financial reporting for an acquired business during the first year following such acquisition. As discussed in Note 2 to the consolidated financial statements contained in this Report, the Company acquired Amran/Narayan Group and McStarlite Co. during fiscal year 2025. These acquisitions represent approximately 12% of the Company's consolidated continuing operations revenue for the year ended June 30, 2025 and approximately 36% of the Company's net and consolidated assets at June 30, 2025. Management's evaluation and conclusion as to the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2025 excludes any evaluation of the internal control over financial reporting of Amran/Narayan Group and McStarlite Co.

There were no changes in the Company’s internal control over financial reporting identified in connection with management’s evaluation that occurred during the fourth quarter of our fiscal year ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

Based on the Company’s processes, as described above, management, including the Chief Executive Officer and the Chief Financial Officer, has concluded that our internal control over financial reporting was effective as of June 30, 2025 to provide reasonable assurance of achieving its objectives. These results were reviewed with the Audit Committee of the Board of Directors. Deloitte & Touche, LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has issued an unqualified attestation report on the Company’s internal control over financial reporting, which is included below.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Standex International Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Standex International Corporation and subsidiaries (the “Company”) as of June 30, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended June 30, 2025, of the Company and our report dated August 1, 2025, expressed an unqualified opinion on those financial statements.

As described in Management's Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Amran LLC and Narayan Powertech Private Limited collectively the “Amran/Narayan Group”, and McStarlite Co., which were acquired during fiscal year 2025. These acquisitions represent approximately 12% of the Company's consolidated continuing operations revenue for the year ended June 30, 2025 and approximately 36% of the Company's net and consolidated assets at June 30, 2025. Accordingly, our audit did not include the internal control over the financial reporting at the Amran/Narayan Group and McStarlite Co.

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

/s/ Deloitte & Touche LLP

Boston, Massachusetts
August 1, 2025

Item 9B. Other Information

None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarter ended  June 30, 2025.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The Company will file with the Securities and Exchange Commission (“SEC”) a definitive Proxy Statement no later than 120 days after the close of the fiscal year ended June 30, 2025 (the “Proxy Statement”). The information required by this item and not provided in Part 1 of this report under Item 1 “Executive Officers of Standex” is incorporated by reference from the Proxy Statement under the captions “Election of Directors,” “Stock Ownership in the Company,” “Other Information Concerning the Company, Board of Directors and its Committees” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

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

Item 11. Executive Compensation

Information regarding executive compensation is incorporated by reference from the Proxy Statement under the captions and sub-captions: “Executive Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “2025 Summary Compensation Table,” “Other Information Concerning the Company, Board of Directors and Its Committees,” and “Directors Compensation.”

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

The Equity Compensation Plan table below represents information regarding the Company’s equity-based compensation plan at June 30, 2025.

	(A)	(B)	(C)
	Number of Securities To	Weighted-Average	Number of Securities Remaining
	Be Issued Upon Exercise	Exercise Price Of	Available for Future Issuance Under
	Of Outstanding Options,	Outstanding Options,	Equity Compensation Plans (Excluding
Plan Category	Warrants and Rights	Warrants and Rights	Securities reflected in Column (A))
2018 Omnibus Equity compensation plan approved by stockholders	349,571	$1.86	168,537
Total	349,571	$1.86	168,537

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	1.	Financial Statements

Financial Statements covered by the Reports of Independent Registered Public Accounting Firm (PCAOB ID No. 34)
		(A)	Consolidated Statements of Operations for the fiscal years ended June 30, 2025, 2024 and 2023
		(B)	Consolidated Balance Sheets as of June 30, 2025 and 2024
		(C)	Comprehensive Income for the fiscal years ended June 30, 2025, 2024 and 2023
		(D)	Consolidated Statements of Stockholders’ Equity for the fiscal years ended June 30, 2025, 2024 and 2023
		(E)	Consolidated Statements of Cash Flows for the fiscal years ended June 30, 2025, 2024 and 2023
		(F)	Notes to Consolidated Financial Statements

	2.	Financial Statements Schedule
The following financial statement schedule is included as required by Item 8 to this report on Form 10-K
Schedule II – Valuation and Qualifying Accounts is included in the Notes to Consolidated Financial Statements
All other schedules are not required and have been omitted

3.	Exhibits

Incorporated
Exhibit			by Reference		Filed
Number		Exhibit Description	Form	Date	Herewith

3.	(i)	Restated Certificate of Incorporation of Standex, dated October 27, 1998 filed as Exhibit 3(i).	10-Q	12/31/1998

	(ii)	By-Laws of Standex, as amended, and restated effective February 2, 2021, filed as Exhibit 3.1	10-Q	12/31/2020

10.	(a)	Employment Agreement dated January, 20, 2014 between the Company and David Dunbar*	10-K	6/30/2016

	(b)	Standex International Corporation Supplemental Retirement Plan adopted April 26, 1995 and Amended on July 26, 1995 filed as Exhibit 10(n).*	10-K	6/30/1995

	(c)	Form of Indemnification Agreement for directors and executive officers of the Company.*	8-K	5/5/2008

	(d)	2018 Omnibus Incentive Plan, as Amended and Restated*	14-A	9/06/2024

	(e)	Standex Deferred Compensation Plan for highly compensated employees filed as Item 5.02.*	8-K	1/31/2008

	(f)	Third Amended and Restated Credit Agreement Dated February 2, 2023 by and among Standex International Corporation, Citizens Bank, N.A.; Bank of America N.A.; TD Bank, N.A., JPMorgan Chase Bank, N.A.; and Truist Bank	10-Q	2/03/2023

	(g)	Form of Performance Share Unit Award Agreement under the Amended and Restated 2018 Omnibus Incentive Plan	10-K	8/02/2024

	(h)	Form of Stock Grant Award Agreement under the Amended and Restated 2018 Omnibus Incentive Plan	10-K	8/02/2024

	(i)	Form of Restricted Stock Unit Award Agreement under the Amended and Restated 2018 Omnibus Incentive Plan			X

	(j)	Securities Purchase Agreement dated as of October 28, 2024, by and among the Owners listed therein, Bolt Founders, Inc., Amran LLC, Seller Representative (as defined therein) and Standex International Corporation	8-K	10/31/2024

	(k)	Securities Purchase Agreement dated as of October 28, 2024, by and among Narayan Powertech Private Limited, the persons listed in Exhibit D thereto, Mold-Tech Singapore Pte. Ltd. and Standex International Corporation	8-K	10/31/2024

	(l)	Shareholders’ Agreement dated as of October 28, 2024 by and amongst Narayan Powertech Private Limited, and Mold-Tech Singapore Pte. Ltd., and Standex International Corporation and the Minority Shareholders listed therein	8-K	10/31/2024

	(m)	Second Amendment to Third Amended and Restated Credit Agreement dated as of December 6, 2024 by and among Standex International Corporation, Citizens Bank, N.A., a national banking association, as Administrative Agent and Lender, and the other Lenders party thereto	8-K	12/12/2024

14.		Code of Ethics for Chief Executive Officer and Senior Financial Officers is incorporated by reference as Exhibit 14.	10-K	6/30/2004

21.		Subsidiaries of Standex International Corporation			X

23.1		Consent of Independent Registered Public Accounting Firm Deloitte & Touche LLP			X

24.		Powers of Attorney of Charles H. Cannon, Thomas E. Chorman, Robin J Davenport, Jeffrey S. Edwards, B. Joanne Edwards, Thomas J. Hansen, Michael A. Hickey, and Andy L. Nemeth			X

31.1		Rule 13a-14(a) Certification of President and Chief Executive Officer			X

31.2		Rule 13a-14(a) Certification of Vice President and Chief Financial Officer			X

32.		Section 1350 Certification			X

101		The following materials from this Annual Report on Form 10-K, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements			X

104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).			X

* Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Standex International Corporation has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on August 1, 2025.

STANDEX INTERNATIONAL CORPORATION (Registrant)

/s/ DAVID DUNBAR
David Dunbar
President/Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Standex International Corporation and in the capacities indicated on August 2, 2024:

Signature	Title

/s/ DAVID DUNBAR	President/Chief Executive Officer
David Dunbar

/s/ ADEMIR SARCEVIC	Vice President/Chief Financial Officer and Treasurer
Ademir Sarcevic

/s/ DANIELLE RANGEL	Vice President/Chief Accounting Officer
Danielle Rangel

David Dunbar, pursuant to powers of attorney which are being filed with this Annual Report on Form 10-K, has signed below on August 1, 2025 as attorney-in-fact for the following directors of the Registrant:

Charles H. Cannon	Jeffrey S. Edwards
Thomas E. Chorman	Thomas J. Hansen
Robin J. Davenport	Michael A. Hickey
B. Joanne Edwards	Andy L. Nemeth

/s/ DAVID DUNBAR
David Dunbar

Supplemental Information to be furnished with reports filed pursuant to Section 15(d) of the Act by Registrants which have not registered securities pursuant to Section 12 of the Act.

The Company will furnish its 2025 Proxy Statement and proxy materials to security holders subsequent to the filing of the annual report on this Form. Copies of such material shall be furnished to the Commission when they are sent to security holders.

INDEX TO EXHIBITS

21	Subsidiaries of Standex

23	Consent of Independent Registered Public Accounting Firm Deloitte & Touche LLP

24	Powers of Attorney of Charles H. Cannon, Thomas E. Chorman, Robin J. Davenport, B. Joanne Edwards, Jeffrey S. Edwards, Thomas J. Hansen, Michael A. Hickey, and Andy L. Nemeth

31.1	Rule 13a-14(a) Certification of President and Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Vice President and Chief Financial Officer

32	Section 1350 Certification

END OF FORM 10-K

SUPPLEMENTAL INFORMATION FOLLOWS

Board of Directors	Title

Charles H. Cannon, Jr., [1,3]	Retired Executive Chairman and CEO, JBT Corporation

Thomas E. Chorman [1,3,4]	CEO, Solar LED Innovations, LLC

Robin J. Davenport [1,2]	Retired Vice President-Corporate Finance, Parker-Hannifin Corporation

David Dunbar	President and Chief Executive Officer; Chairman of the Board

Jeffrey S Edwards [2,3]	Chairman and Chief Executive Officer, Cooper Standard Holdings, Inc.

B. Joanne Edwards [2,3]	Retired Senior Vice President & General Manager, Residential & Wiring Device Business, Eaton Corporation

Thomas J. Hansen [1]	Former Executive Vice Chairman of Illinois Tool Works, Inc.

Michael A. Hickey [2,4]	Retired Executive Vice President and President of the Global Institutional Business, Ecolab Inc.

Andy L. Nemeth	Chairman, President & Chief Executive Officer of Patrick Industries, Inc.

________________________

1    Member of Audit Committee

2    Member of Compensation Committee

3    Member of Corporate Governance/Nominating Committee

4    Member of Innovation & Technology Committee

Corporate Officers
David Dunbar	President and Chief Executive Officer
Ademir Sarcevic	Vice President, Chief Financial Officer and Treasurer
Alan J. Glass	Vice President, Chief Legal Officer and Secretary
Danielle Rangel	Vice President, Chief Accounting Officer
Timo Goodloe	Vice President, Global Tax
Annemarie Bell	Vice President, Chief Human Resources Officer
Max Arets	Vice President, Chief Information Officer
Vineet Kshirsagar	Vice President, Growth and Business Development
Esther Zolotova	Corporate Governance Officer & Assistant Secretary

Shareholder Information

Corporate Headquarters	Standex International Corporation
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

Stockholders’ Meeting	The Annual Meeting of Stockholders will be held at 9:00 a.m. on Tuesday, October 21, 2025 at Standex International Corporation’s Corporate Headquarters, 23 Keewaydin Drive 3rd Floor, Salem, NH 03079