Form 10-K/A
period 2025-06-30
STANDEX INTERNATIONAL CORP/DE/
filed 2025-08-04
CIK 310354

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 (Amendment No 1) FORM 10-K/A
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

STANDEX INTERNATIONAL CORPORATION
2025 ANNUAL REPORT ON FORM 10-K/A
EXPLANATORY NOTE

This Amendment on Form 10-K/A (“Amendment No. 1”) amends the registrant’s Form 10-K for the year ended June 30, 2025, as filed with the Securities and Exchange Commission on August 1, 2025 (the “Form 10-K”), solely for the purpose of correcting an inadvertent date error on the signature page in the previously filed 10-K Report. Accordingly, we are filing this Amendment No. 1 to the Form 10-K to include a corrected Signature Page. No other information included in the Form 10-K has been amended and this Amendment No. 1 should be read in conjunction with the Form 10-K. This amendment does not change any previously reported financial results, modify or update disclosures in the Form 10-K, or reflect events occurring after the filing of the Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Standex International Corporation has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on August 1, 2025.

STANDEX INTERNATIONAL CORPORATION (Registrant)

/s/ DAVID DUNBAR
David Dunbar
President/Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Standex International Corporation and in the capacities indicated on August 1, 2025:

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

The Company will furnish its 2025 Proxy Statement and proxy materials to security holders subsequent to the filing of the annual report on this Form. Copies of such materials shall be furnished to the Commission when they are sent to security holders.