Form 10-Q
period 2025-09-30
STANDEX INTERNATIONAL CORP/DE/
filed 2025-10-31
CIK 310354

55UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

The number of shares of Registrant's Common Stock outstanding on October 28, 2025 was 12,116,999.

STANDEX INTERNATIONAL CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1

STANDEX INTERNATIONAL CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)	September 30, 2025	June 30, 2025
ASSETS
Current assets:
Cash and cash equivalents	$98,653	$104,542
Accounts receivable, less allowance for credit losses of $3,807 and $3,985 at September 30, 2025 and June 30, 2025, respectively	166,668	172,702
Inventories	135,777	129,994
Contract assets	64,237	59,228
Prepaid expenses and other current assets	22,238	14,413
Total current assets	487,573	480,879

Property, plant, and equipment, net	159,596	160,364
Intangible assets, net	218,164	225,757
Goodwill	599,923	610,338
Deferred tax asset	11,522	11,971
Operating lease right-of-use asset	46,950	47,998
Other non-current assets	31,136	29,573
Total non-current assets	1,067,291	1,086,001

Total assets	$1,554,864	$1,566,880

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$87,704	$88,001
Accrued liabilities	66,654	63,204
Income taxes payable	15,339	15,770
Total current liabilities	169,697	166,975

Long-term debt	544,623	552,515
Operating lease long-term liabilities	38,399	40,057
Accrued pension and other non-current liabilities	67,337	67,743
Total non-current liabilities	650,359	660,315

Contingencies (Note 15)

Redeemable noncontrolling interest	27,149	27,913

Stockholders' equity:
Common stock, par value $1.50 per share, 60,000,000 shares authorized, 27,984,278 shares issued, 12,033,324 and 11,992,116 shares outstanding at September 30, 2025 and June 30, 2025	41,976	41,976
Additional paid-in capital	137,415	136,082
Retained earnings	1,138,071	1,126,851
Accumulated other comprehensive loss	(179,185)	(164,765)
Treasury shares: 15,950,954 and 15,992,162 shares at September 30, 2025 and June 30, 2025	(430,618)	(428,467)
Total stockholders' equity	707,659	711,677

Total liabilities and stockholders' equity	$1,554,864	$1,566,880

See notes to unaudited condensed consolidated financial statements

STANDEX INTERNATIONAL CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended September 30,
(In thousands, except per share data)	2025	2024
Net sales	$217,431	$170,464
Cost of sales	126,998	100,391
Gross profit	90,433	70,073

Selling, general, and administrative expenses	54,369	43,048
Restructuring costs	5,997	1,086
Acquisition related costs	433	1,840
Total operating expenses	60,799	45,974
Income from operations	29,634	24,099

Interest expense	8,912	977
Other non-operating expense, net	(265)	(28)
Income from continuing operations before income taxes	20,987	23,150
Provision for income taxes	5,165	4,962
Income from continuing operations	15,822	18,188

(Loss) Income from discontinued operations, net of tax	(27)	9

Net income	15,795	18,197
Less: net income attributable to redeemable noncontrolling interest	739	-
Net income attributable to Standex International Corporation	$15,056	$18,197

Basic earnings per share attributable to Standex International Corporation shareholders:
Continuing operations	$1.26	$1.54
Discontinued operations	-	-
Total	$1.26	$1.54

Diluted earnings per share attributable to Standex International Corporation shareholders:
Continuing operations	$1.25	$1.53
Discontinued operations	-	-
Total	$1.25	$1.53

Weighted average number of shares:
Basic	12,013	11,787
Diluted	12,047	11,904

See notes to unaudited condensed consolidated financial statements

STANDEX INTERNATIONAL CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended September 30,
(In thousands)	2025	2024
Net income	$15,795	$18,197
Other comprehensive income (loss):
Defined benefit pension plans:
Actuarial gains (losses) and other changes in unrecognized costs, net of tax	79	(218)
Amortization of unrecognized costs, net of tax	897	799
Derivative instruments:
Change in unrealized gains (losses), net of tax	(783)	(290)
Amortization of unrealized gains (losses) into interest expense, net of tax	(118)	(1,284)
Foreign currency translation gains (losses), net of tax	(15,273)	23,010
Other comprehensive income (loss)	(15,198)	22,017

Total comprehensive income (loss)	597	40,214
Less: comprehensive income (loss) attributable to redeemable noncontrolling interest	(39)	-
Total comprehensive income (loss) attributable to Standex International Corporation	$636	$40,214

See notes to unaudited condensed consolidated financial statements

STANDEX INTERNATIONAL CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Stockholders' Equity

For the three month period ended	Redeemable		Additional		Accumulated Other			Total
September 30, 2025	Noncontrolling	Common	Paid-in	Retained	Comprehensive	Treasury Stock		Stockholders'
(in thousands, except as specified)	Interest	Stock	Capital	Earnings	Income (Loss)	Shares	Amount	Equity
Balance, June 30, 2025	$27,913	$41,976	$136,082	$1,126,851	$(164,765)	15,992	$(428,467)	$711,677
Stock issued under incentive compensation plans and employee purchase plans	-	-	(441)	-	-	(59)	1,581	1,140
Stock-based compensation	-	-	1,774	-	-	-	-	1,774
Treasury stock acquired	-	-	-	-	-	18	(3,732)	(3,732)
Comprehensive income:	-	-	-	-	-	-	-	-
Net income	739	-	-	15,056	-	-	-	15,056
Foreign currency translation adjustment	(778)	-	-	-	(14,495)	-	-	(14,495)
Pension, net of tax of $0.3 million	-	-	-	-	976	-	-	976
Change in fair value of derivatives, net of tax of $0.2 million	-	-	-	-	(901)	-	-	(901)
Distributions to non-controlling interests	(725)	-	-	-	-	-	-	-
Dividends declared ($0.32 per share)	-	-	-	(3,836)	-	-	-	(3,836)
Balance, September 30, 2025	$27,149	$41,976	$137,415	$1,138,071	$(179,185)	15,951	$(430,618)	$707,659

For the three month period ended September 30, 2024	Redeemable		Additional		Accumulated Other			Total
	Noncontrolling	Common	Paid-in	Retained	Comprehensive	Treasury Stock		Stockholders'
(in thousands, except as specified)	Interest	Stock	Capital	Earnings	Income (Loss)	Shares	Amount	Equity
Balance, June 30, 2024	$-	$41,976	$106,193	$1,086,277	$(182,956)	16,222	$(429,987)	$621,503
Stock issued under incentive compensation plans and employee purchase plans	-	-	(378)	-	-	(76)	2,015	1,637
Stock-based compensation	-	-	2,568	-	-	-	-	2,568
Treasury stock acquired	-	-			-	25	(4,351)	(4,351)
Comprehensive income:			-	-
Net income	-	-	-	18,197	-	-	-	18,197
Foreign currency translation adjustment	-	-	-	-	23,010	-	-	23,010
Pension, net of tax of $0.2 million	-	-	-	-	581	-	-	581
Change in fair value of derivatives, net of tax of $0.5 million	-	-	-	-	(1,574)	-	-	(1,574)
Dividends declared ($0.30 per share)	-	-	-	(3,550)	-	-	-	(3,550)
Balance, September 30, 2024	$-	$41,976	$108,383	$1,100,924	$(160,939)	16,171	$(432,323)	$658,021

See notes to unaudited condensed consolidated financial statements

STANDEX INTERNATIONAL CORPORATION AND SUBSIDIARIES

 Unaudited Condensed Consolidated Statements of Cash Flows

	Three Months Ended September 30,
(In thousands)	2025	2024
Cash flows from operating activities
Net income	$15,795	$18,197
Income (loss) from discontinued operations	(27)	9
Income from continuing operations	15,822	18,188
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	9,817	7,061
Stock-based compensation	1,774	2,568
Non-cash portion of restructuring charge	149	(143)
Contributions to defined benefit plans	(1,285)	(3,379)
Changes in operating assets and liabilities, net	(9,469)	(6,748)
Net cash provided by operating activities - continuing operations	16,808	17,547
Net cash provided by operating activities - discontinued operations	18	26
Net cash provided by operating activities	16,826	17,573
Cash flows from investing activities
Expenditures for property, plant, and equipment	(6,420)	(6,725)
Other investing activity	59	411
Net cash used in investing activities	(6,361)	(6,314)
Cash flows from financing activities
Payments of debt	(8,000)	-
Contingent consideration payment	(330)	-
Activity under share-based payment plans	1,140	1,637
Purchases of treasury stock and other	(3,742)	(4,382)
Distributions to non-controlling interests	(725)	-
Cash dividends paid	(3,836)	(3,528)
Net cash used in financing activities	(15,493)	(6,273)
Effect of exchange rate changes on cash and cash equivalents	(861)	5,395
Net change in cash and cash equivalents	(5,889)	10,381
Cash and cash equivalents at beginning of year	104,542	154,203
Cash and cash equivalents at end of period	$98,653	$164,584

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$8,727	$895
Income taxes, net of refunds	$5,719	$5,479

See notes to unaudited condensed consolidated financial statements

STANDEX INTERNATIONAL CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

1)     Management Statement

Standex International Corporation (“Standex” or the “Company”) is a diversified industrial manufacturer in five broad business segments: Electronics, Engineering Technologies, Scientific, Engraving and Specialty Solutions with operations in the United States, Europe, Canada, Japan, Singapore, Mexico, Turkey, India, and China. The accompanying consolidated financial statements include the accounts of Standex International Corporation and its subsidiaries and are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All intercompany accounts and transactions have been eliminated in consolidation. Noncontrolling interests in subsidiaries related to Standex’ ownership interests of less than 100% are reported as Noncontrolling interests in the consolidated balance sheets. The results of noncontrolling ownership interests held by Standex are reported as Net income attributable to redeemable noncontrolling interests in the consolidated statements of operations.

The Company considers events or transactions that occur after the balance sheet date, but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. We evaluated subsequent events through the date and time our consolidated financial statements were issued.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the results of operations for the three months ended September 30, 2025 and 2024, the cash flows for the three months ended September 30, 2025 and 2024 and the financial position of Standex International Corporation (“Standex”, the “Company”, “we”, “us”, or “our”), at September 30, 2025. The interim results are not necessarily indicative of results for a full year. The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. The unaudited condensed consolidated financial statements and notes do not contain information which would substantially duplicate the disclosures contained in the audited annual consolidated financial statements and notes for the year ended June 30, 2025. The condensed consolidated balance sheet at June 30, 2025 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The financial statements contained herein should be read in conjunction with the Annual Report on Form 10-K and in particular the audited consolidated financial statements for the year ended June 30, 2025. Unless otherwise noted, references to years are to the Company’s fiscal years. Currently the fiscal year end is June 30.  For further clarity, the Company's fiscal year 2026 includes the twelve-month period from July 1, 2025 to June 30, 2026.

The preparation of consolidated financial statements in conformity with GAAP requires the use of estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the financial statements and for the period then ended. Estimates are based on historical experience, actuarial estimates, current conditions and various other assumptions that are believed to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying values of assets and liabilities when they are not readily apparent from other sources. These estimates assist in the identification and assessment of the accounting treatment necessary with respect to commitments and contingencies. Actual results  may differ from these estimates under different assumptions or conditions. The estimates and assumptions used in the preparation of the consolidated financial statements have considered the implications on the Company as a result of ongoing global events and related economic impacts. As a result, there is heightened volatility and uncertainty around tariff actions, supply chain performance, labor availability, and customer demand. However, the magnitude of such impact on the Company’s business and its duration is uncertain. The Company is not aware of any specific event or circumstance that would require an update to its estimates or adjustments to the carrying value of its assets and liabilities as of  September 30, 2025 and the issuance date of the quarterly report on Form 10-Q.

Research and development expenditures are expensed as incurred. Total research and development costs, which are classified under selling, general, and administrative expenses were $6.2 million and $4.8 million for the three months ended  September 30, 2025 and 2024, respectively.

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

In December 2023, the FASB issued ASU 2023- 09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures. This ASU is expected to enhance the transparency and decision usefulness of income tax disclosures by requiring public business entities on an annual basis to disclose specific categories in the rate reconciliation, additional information for reconciling items that meet a quantitative threshold, and certain information about income taxes paid. This ASU is effective for fiscal years beginning after December 15, 2024. The amendments in this ASU are required to be applied on a prospective basis and retrospective adoption is permitted. Based on the Company's current analysis, the Company does not expect these changes to have a material impact on the Company's financial statements.

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

In July 2025, the U.S. government enacted The One Big Beautiful Bill Act of 2025 which includes, among other provisions, changes to the U.S. corporate income tax system including the allowance of immediate expensing of qualifying research and development expenses and permanent extensions of certain provisions within the Tax Cuts and Jobs Act. Certain provisions were effective for Standex beginning June 1, 2025. Based on the Company's current analysis of the provisions, the Company does not expect these tax law changes to have a material impact on the Company's financial statements. The Company will continue to evaluate the impact of these provisions throughout the remainder of the year.

In July 2025, the FASB issued ASU  2025- 05, Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient for measuring expected credit losses on current trade receivables and contract assets by assuming that current conditions remain unchanged over the life of the asset. The amendments are effective for annual and interim periods beginning after December 15, 2025, with early adoption permitted. The Company is currently evaluating the impact of this guidance on our consolidated financial statements.

In September 2025, the FASB issued ASU  2025- 06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350- 40): Targeted Improvements to the Accounting for Internal-Use Software related to accounting for internal-use software costs. The amendments in this update improve the operability of the guidance by removing all references to software development project stages so that the guidance is neutral to different software development methods. This update is effective for annual periods beginning after December 15, 2027, including interim periods within those fiscal years, though early adoption is permitted. The Company is currently in the process of evaluating the effects of this pronouncement on our consolidated financial statements.

2)     Acquisitions

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

Identifiable intangible assets of $24.5 million consist primarily of $19.7 million for customer relationships to be amortized over 12 years and $4.8 million for indefinite lived tradenames. The goodwill of $16.2 million created by the transaction is not deductible for income tax purposes. The accounting for business combinations requires estimates and judgments regarding expectations for future cash flows of the acquired business, and the allocations of those cash flows to identifiable tangible and intangible assets, in determining the assets acquired and liabilities assumed. The fair values assigned to tangible and intangible assets acquired and liabilities assumed are based on management's best estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques.

During the three months ended September 30, 2025, the Company made the following changes to the purchase price allocation of McStarlite as mentioned below:

	Preliminary Allocation as of June 30, 2025	Adjustments	Preliminary Allocation as of September 30, 2025
Total purchase consideration:
Cash payments	$57,549	$-	$57,549
Less: cash acquired	(586)	-	(586)
Total	$56,963	$-	$56,963

Identifiable assets acquired and liabilities assumed:
Other acquired assets	$8,808	$-	$8,808
Inventories	6,744	-	6,744
Customer backlog	3,970	-	3,970
Property, plant, and equipment	8,603	-	8,603
Identifiable intangible assets	24,500	-	24,500
Goodwill	16,761	(554)	16,207
Liabilities assumed	(12,423)	554	(11,869)
Total	$56,963	$-	$56,963

There were no changes to the purchase price allocations of any other acquisitions during the three months ended September 30, 2025.

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

Identifiable intangible assets of $136.0 million consist primarily of $28.7 million for indefinite lived tradenames and $107.3 million of customer relationships to be amortized over 12 years. Goodwill of $298.4 was recognized. Only the portion related to the Amran (U.S.) acquisition is deductible for U.S. income tax purposes; the portion related to the Narayan (India) acquisition is not deductible. The accounting for business combinations requires estimates and judgments regarding expectations for future cash flows of the acquired business, and the allocations of those cash flows to identifiable tangible and intangible assets, in determining the assets acquired and liabilities assumed. The fair values assigned to tangible and intangible assets acquired and liabilities assumed are based on management's best estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques. The fair value of the noncontrolling interest in Narayan was determined based on the consideration expected to be transferred by the Company for its controlling ownership interest based on the Standex share price at the Closing Date.

The following table summarizes the allocation of the aggregate total consideration for the Amran/Narayan Group to the estimated fair values of the tangible and identifiable intangible assets acquired and liabilities and noncontrolling interest assumed (in thousands):

Final Allocation as of September 30, 2025
Fair value of business combination:
Total cash consideration	$415,604
Less: cash acquired	(7,114)
Stock consideration	25,953
Total	$434,443

Identifiable assets acquired and liabilities assumed:
Other acquired assets	$11,799
Accounts receivable	25,863
Inventories	13,677
Customer backlog	10,100
Property, plant, and equipment	2,816
Identifiable intangible assets	136,000
Goodwill	298,383
Deferred tax liabilities, net	(19,990)
Other liabilities assumed	(17,471)
Total identifiable assets acquired and liabilities assumed	461,177

Redeemable noncontrolling interest (see Note 18)	(26,734)

Total identifiable assets, liabilities and redeemable noncontrolling interest	$434,443

The following table reflects the unaudited pro forma operating results of the Company for the period ended  September 30, 2024, which give effect to the acquisition of the Amran/Narayan Group as if it had occurred effective  July 1, 2023. The pro forma results are not necessarily indicative of the operating results that would have occurred had the acquisition been effective as of the date indicated, nor are they intended to be indicative of results that  may occur in the future. The pro forma information does not include the effects of any synergies related to the Amran/Narayan Group acquisition, transactions between the entities prior to acquisition, or the pre-acquisition impact of other businesses acquired by the Company during this period as they were not material to the Company’s historical results of operations. Pro forma earnings during the periods presented were adjusted to include the following adjustments:

(in thousands)	Three Months Ended September 30, 2024
Net sales	$197,686
Net income	26,458

●	Amortization of inventory step-up to fair value assuming inventory turns within a two-month period;
●	Amortization of definite-lived intangible assets recognized at fair value that exceed one year as if acquired July 1, 2023;
●	Non-recurring acquisition-related costs have been excluded from net income;
●	Interest expense (including amortization of loan discount) on the Term Loan Credit Agreement entered into in connection with the acquisition as if the loan was obtained July 1, 2023. The interest rate assumed for purposes of the pro forma financial information was 7.7% on average as the rate in agreement is a variable rate plus certain margins; and
●	Income tax expense (benefit) was adjusted related to the above pro forma adjustments using an estimated tax rate of 22.6%.

With respect to each of the McStarlite and Amran/Narayan Group acquisitions, the estimated fair values of the indefinite lived tradenames were determined based on an income approach using the relief from royalty method, which assumes that, in lieu of ownership, a third party would be willing to pay a royalty in order to exploit the related benefits of the tradenames assets. The cash flow projections the Company uses to estimate the fair value of the tradenames intangible assets involve several assumptions, including projected revenue growth, an estimated royalty rate, after-tax royalty savings expected from ownership of the tradenames, and a discount rate used to derive the estimated fair value of the tradenames.  The estimated fair value of the customer relationships intangible assets were determined based on the income approach using the multi-period excess earnings method, which measures the economic benefit indirectly by calculating the income attributable to an asset after appropriate returns are paid to complementary assets used in conjunction with the subject asset to produce the earnings associated with the subject asset, commonly referred to as contributory asset charges.  The fair value determination of the customer relationships intangible asset required us to make significant estimates and assumptions related to future cash flows and the selection of an appropriate discount rate to apply to future cash flows.

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

Acquisition related costs for the three months ended September 30, 2025 and 2024 were $0.4 million and $1.8 million, respectively.

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

In general, the Company recognizes revenue at the point in time control transfers to its customer based on predetermined shipping terms. Revenue is recognized over time under certain long-term contracts within the Engineering Technologies and Engraving segments for highly customized customer products that have no alternative use and in which the contract specifies the Company has a right to payment for its costs, plus a reasonable margin. For these products, the transfer of control is measured pro rata, based upon current estimates of costs to complete such contracts. Losses on contracts are fully recognized in the period in which the losses become determinable. Revisions in profit estimates are reflected on a cumulative basis in the period in which the basis for such revision becomes known.

Disaggregation of Revenue from Contracts with Customers

The following table presents revenue from disaggregated by product line and segment (in thousands):

	Three Months Ended
Revenue by Product Line	September 30, 2025	September 30, 2024

Electronics	$110,553	$77,733

Engineering Technologies	29,894	20,530

Scientific	19,450	17,693

Engraving Services	32,621	29,821
Engraving Products	3,219	3,542
Total Engraving	35,840	33,363

Hydraulics Cylinders and Systems	12,172	11,622
Merchandising & Display	9,522	9,523
Total Specialty Solutions	21,694	21,145

Total revenue by product line	$217,431	$170,464

The following table presents revenue from continuing operations disaggregated by geography based on the Company’s locations (in thousands):

	Three Months Ended	Three Months Ended
Net sales	September 30, 2025	September 30, 2024
United States	$126,331	$100,735
Asia Pacific	56,382	37,696
EMEA (1)	32,634	29,269
Other Americas	2,084	2,764
Total	$217,431	$170,464

(1)   EMEA consists primarily of Europe, Middle East and S. Africa.

The following table presents revenue from continuing operations disaggregated by timing of recognition (in thousands):

	Three Months Ended
Timing of Revenue Recognition	September 30, 2025	September 30, 2024
Products and services transferred at a point in time	$196,980	$152,687
Products transferred over time	20,451	17,777
Net sales	$217,431	$170,464

Contract Balances

Contract assets represent revenue recognized related to work completed but not yet billed as of the reporting date. Contract liabilities are customer deposits for which revenue has not been recognized. Current contract liabilities are recorded as accrued liabilities.

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

The following table provides information about contract assets and liability balances (in thousands):

	June 30, 2025	Additions	Deductions	September 30, 2025
Three months ended September 30, 2025
Contract assets	$59,228	$20,451	$15,442	$64,237
Contract liabilities:
Customer deposits	5,189	1,634	1,190	5,633

	June 30, 2024	Additions	Deductions	September 30, 2024
Three months ended September 30, 2024
Contract assets	$45,393	$16,865	$12,171	$50,087
Contract liabilities:
Customer deposits	1,766	1,803	2,069	1,500

We recognized the following revenue which was included in the contract liability beginning balances (in thousands):

	Three months ended
Revenue recognized in the period from:	September 30, 2025	September 30, 2024
Amounts included in the contract liability balance at the beginning of the period	$-	$1,766

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

There were no transfers of assets or liabilities between any levels of the fair value measurement hierarchy at September 30, 2025 or  June 30, 2025. The Company’s policy is to recognize transfers between levels as of the date they occur.

Cash and cash equivalents, accounts receivable, accounts payable, and debt are carried at cost, which approximates fair value.

The fair values of financial instruments were as follows (in thousands):

	September 30, 2025
	Total	Level 1	Level 2	Level 3
Assets
Marketable securities - deferred compensation plan	$5,375	$5,375	$-	$-

Liabilities
Interest rate swaps	$1,181	$-	$1,181	$-
Foreign exchange contracts	501	-	501	-
Contingent consideration (a)	330	-	-	330

	June 30, 2025
	Total	Level 1	Level 2	Level 3
Assets
Marketable securities - deferred compensation plan	$4,980	$4,980	$-	$-
Debt securities	3,629	-	-	3,629
Equity securities	2,211	-	-	2,211

Liabilities
Foreign exchange contracts	$68	-	$68	$-
Contingent consideration (a)	660	-	-	660

(a) The Company’s financial liabilities based upon Level 3 inputs comprise of contingent consideration arrangement relating to its acquisition of SEPL in the event that certain financial targets are achieved during the two years following its acquisition in the fourth quarter of fiscal year 2024. The Company has determined the fair value of the liabilities for the contingent consideration based on an evaluation of the probability and amount of any deferred compensation that has been earned to date. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy. The fair value of the contingent consideration liability associated with future payments was based on several factors, the most significant of which are typically the financial performance of the acquired business and the risk-adjusted discount rate for the fair value measurement. During the three months ended September 30, 2025 the reduction in the fair value of the contingent consideration liability was a result of the Company’s payment of $0.3 million pursuant to the SEPL agreement.

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

The Company also purchased $2.7 million of debt securities from the same privately held company. The available for sale asset was recorded in the prepaid expenses and other current assets line of the consolidated balance sheet to reflect the initial fair value of the instrument acquired. The maturity date of this asset, which was originally due to mature one year from the date of issuance, has been extended to the end of November 2025.

The Company updates its assumptions each reporting period based on new developments and records such amounts at fair value based on the revised assumptions.

5)     Inventories

Inventories are comprised of the following (in thousands):

	September 30, 2025	June 30, 2025
Raw materials	$61,404	$57,302
Work in process	33,457	34,298
Finished goods	40,916	38,394
Total	$135,777	$129,994

Distribution costs associated with the sale of inventory, which are recorded as a component of selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations were $3.6 million and $2.4 million for the three months ended  September 30, 2025 and 2024, respectively.

6)     Goodwill

Changes to goodwill by reportable segment during the period were as follows (in thousands):

	June 30, 2025	Acquisitions	Translation Adjustment	September 30, 2025
Electronics	$459,051	$-	$(11,140)	$447,911
Engineering Technologies	53,778	(554)	(202)	53,022
Scientific	15,454	-	-	15,454
Engraving	78,996	-	1,481	80,477
Specialty Solutions	3,059	-	-	3,059
Total	$610,338	$(554)	$(9,861)	$599,923

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

The change in warranty reserves, which are recorded as a component of accrued liabilities were as follows (in thousands):

	September 30, 2025	June 30, 2025
Balance at beginning of year	$2,429	$2,209
Acquisitions and other charges	(47)	181
Warranty expense	713	705
Warranty claims	(388)	(666)
Balance at end of period	$2,707	$2,429

8)     Debt

Long-term debt is comprised of the following (in thousands):

	September 30, 2025	June 30, 2025
Bank credit agreement	$545,203	$553,203
Total funded debt	545,203	553,203
Unamortized issuance costs	(580)	(688)
Total long-term debt	$544,623	$552,515

The Company's bank credit agreement matures in  February 2028.

At September 30, 2025 and  June 30, 2025, the Company had $1.9 million standby letters of credit outstanding, primarily for insurance purposes and had the ability to borrow $197.6 and $207.7 million under the facility. Funds borrowed under the Facility  may be used for the repayment of debt, working capital, capital expenditures, acquisitions (so long as certain conditions, including a specified funded debt to EBITDA leverage ratio, are maintained), and other general corporate purposes.  The Facility contains customary representations, warranties and restrictive covenants, as well as specific financial covenants which the Company was compliant with as of  September 30, 2025 and  June 30, 2025.

9)       Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	September 30, 2025	June 30, 2025
Payroll and employee benefits	$19,521	$24,804
Operating lease current liability	11,738	11,129
Restructuring costs	4,557	1,457
Accrued taxes payable	3,383	2,662
Accrued interest	3,177	3,152
Professional fees	2,803	2,304
Warranty reserves	2,707	2,429
Workers' compensation	1,579	1,245
Contingent consideration	330	330
Other	16,859	13,692
Total	$66,654	$63,204

10)      Derivative Financial Instruments

Information about the Company’s derivative financial instruments is as follows:

Interest Rate Swaps

From time to time as dictated by market opportunities, the Company enters into interest rate swap agreements designed to manage exposure to interest rates on the Company’s variable rate indebtedness. The Company recognizes all derivatives on its consolidated balance sheets at fair value. The Company designates its interest rate swap agreements, including those that may be forward-dated, as cash flow hedges, and changes in the fair value of the swaps are recognized in accumulated other comprehensive income until the hedged items are recognized in earnings. Hedge ineffectiveness, if any, associated with the swaps is reported in earnings within interest expense.

The Company’s effective swap agreements convert the base borrowing rate on $225 million of debt due under our Facility from a variable rate equal to 1 month Secured Overnight Financing Rate (SOFR) to a weighted average fixed rate of 3.48% at September 30, 2025. The fair value of the swaps, recognized in accumulated other comprehensive income, is as follows (in thousands, except percentages):

Effective Date	Notional Amount	Fixed Interest Rate	Maturity	September 30, 2025	June 30, 2025
August 30, 2025	$225,000	3.48%	August 30, 2028	$(1,181)	$-

The Company reported no losses for the three months ended September 30, 2025, as a result of hedge ineffectiveness. Future changes in these swap arrangements, including termination of the agreements, may result in a reclassification of any gain or loss reported in accumulated other comprehensive income (loss) into earnings as an adjustment to interest expense. Accumulated other comprehensive income (loss) related to these instruments is being amortized into interest expense concurrent with the hedged exposure.

Foreign Exchange Contracts

Forward foreign currency exchange contracts are used to limit the impact of currency fluctuations on certain anticipated foreign cash flows, such as collections from customers and loan payments between subsidiaries. The Company enters into such contracts for hedging purposes only.  At September 30, 2025 and June 30, 2025, the Company had outstanding forward contracts related to hedge of intercompany loans with net unrealized gains and losses of less than $0.5 million, which approximate the unrealized losses and gains on the related loans. The contract matures in October 2025.

The notional amounts of the Company’s forward contracts, by currency, are as follows (in thousands):

Currency	September 30, 2025	June 30, 2025
JPY	$-	$1,950,000
JPY	$3,250,000	$1,300,000

The table below presents the fair value of derivative financial instruments as well as their classification on the balance sheet (in thousands):

	Liability Derivatives
Derivative designated	September 30, 2025		June 30, 2025
as hedging instruments	Balance Sheet Line Item	Fair Value	Balance Sheet Line Item	Fair Value
Interest rate swaps	Accrued liabilities	$1,181		$-
Foreign exchange contracts	Accrued liabilities	501	Accrued liabilities	68
		$1,682		$68

The table below presents the amount of gain (loss) recognized in comprehensive income on our derivative financial instruments (effective portion) designated as hedging instruments, excluding diminished foreign exchange contracts, along with their classification within comprehensive income for the periods ended (in thousands):

	Three Months Ended September 30,
	2025	2024
Interest rate swaps	$(1,025)	$(384)

The table below presents the amount reclassified from accumulated other comprehensive income (loss) to net income for the periods ended (in thousands):

Details about Accumulated Other	Three Months Ended		Affected line item in the Unaudited
Comprehensive Income (Loss) Components	September 30, 2025	September 30, 2024	Condensed Statements of Operations
Interest rate swaps	$(155)	$(1,697)	Interest expense

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

Net periodic benefit cost for the Company’s U.S. and foreign pension benefit plans for the periods ended consisted of the following components (in thousands):

	U.S. Plans		Non-U.S. Plans
	Three Months Ended September 30,		Three Months Ended September 30,
	2025	2024	2025	2024
Service cost	$-	$-	$58	$63
Interest cost	2,288	2,386	315	306
Expected return on plan assets	(2,521)	(2,641)	(304)	(347)
Recognized net actuarial loss	1,175	1,055	-	-
Amortization of prior service cost	-	-	(1)	(1)
Net periodic (benefit) cost	$942	$800	$68	$21

The following table sets forth the amounts recognized for the Company's defined benefit pension plans (in thousands):

Amounts recognized in the consolidated balance sheets consist of:	September 30, 2025	June 30, 2025
Prepaid benefit cost	$3,307	$3,294
Current liabilities	(1,258)	(589)
Non-current liabilities	(32,660)	(31,721)
Net amount recognized	$(30,611)	$(29,016)

The contributions made to defined benefit plans are presented below along with remaining contributions to be made for the current fiscal year (in thousands):

	Fiscal Year 2026
Contributions to defined benefit plans	Three Months Ended September 30, 2025	Remaining Contributions
United States, funded plan	$1,259	$5,290
United States, unfunded plan	26	90
Germany, unfunded plan	-	275
	$1,285	$5,655

12)     Income Taxes

The Company's effective tax rate from continuing operations for the three months ended  September 30, 2025 and 2024 was 24.6% and 21.4%, respectively.

The tax rate was impacted in the current period by the following items: (i) the recognition of a discrete tax benefit related to equity compensation, (ii) changes in the jurisdictional mix of earnings; (iii) foreign withholding taxes and (iv) federal research and development tax credits. The tax rate was impacted in the prior period by the following items: (i) a discrete tax benefit related to equity compensation, (ii) variations in the geographical mix of earnings, (iii) foreign withholding taxes, and (iv) tax credits related to federal research and development tax activities.

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

The following table sets forth a reconciliation of the number of shares (in thousands) used in the computation of basic and diluted earnings per share:

	Three Months Ended September 30,
	2025	2024
Basic - Average shares outstanding	12,013	11,787
Dilutive effect of unvested, restricted stock awards	34	117
Diluted - Average shares outstanding	12,047	11,904

Earnings available to common stockholders are the same for computing both basic and diluted earnings per share. There were no outstanding instruments that had an anti-dilutive effect at September 30, 2025 or 2024.

Performance stock units of 63,762 and 81,704 for the three months ended  September 30, 2025 and 2024, respectively, are excluded from the diluted earnings per share calculation as the performance criteria have not been met.

14)     Accumulated Other Comprehensive Income (Loss)

The components of the Company’s accumulated other comprehensive income (loss) are as follows (in thousands):

	September 30, 2025	June 30, 2025
Foreign currency translation adjustment	$(89,283)	$(74,788)
Unrealized pension losses, net of tax	(89,996)	(90,972)
Unrealized gains on derivative instruments, net of tax	94	995
Total	$(179,185)	$(164,765)

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
•

Engraving - provides mold texturing, slush molding tools, project management and design services, roll engraving, hygiene product tooling, low observation vents for stealth aircraft, and process machinery for a number of industries;

•

Specialty Solutions – an aggregation of two operating segments that manufacture and sell refrigerated, heated and dry merchandizing display cases and single and double acting telescopic and piston rod hydraulic cylinders.

Net sales and income (loss) from continuing operations by segment were as follows:

	September 30, 2025
(in thousands)	Electronics	Engineering Technologies	Scientific	Engraving	Specialty Solutions	Total
Net Sales	$110,553	$29,894	$19,450	$35,840	$21,694	$217,431
Segment Expenses	(82,270)	(26,277)	(14,772)	(29,303)	(18,805)	(171,427)
Segment operating income	28,283	3,617	4,678	6,537	2,889	46,004
Corporate						(9,940)
Restructuring costs						(5,997)
Acquisition related costs						(433)
Income (Loss) From Operations						29,634
Interest expense						(8,912)
Other non-operating (expense) income, net						265
Income from continuing operations before income taxes						$20,987

	September 30, 2024
(in thousands)	Electronics	Engineering Technologies	Scientific	Engraving	Specialty Solutions	Total
Net Sales	$77,733	$20,530	$17,693	$33,363	$21,145	$170,464
Segment Expenses	(60,706)	(16,520)	(12,944)	(27,539)	(17,597)	(135,306)
Segment operating income	17,027	4,010	4,749	5,824	3,548	35,158
Corporate						(8,133)
Restructuring costs						(1,086)
Acquisition related costs						(1,840)
Income (Loss) From Operations						24,099
Interest expense						(977)
Other non-operating (expense) income, net						28
Income from continuing operations before income taxes						$23,150

Capital expenditures and depreciation and amortization expense by segment were as follows:

(in thousands)	Capital Expenditures (1)		Depreciation and Amortization
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Electronics	$3,669	$3,551	$5,785	$3,415
Engineering Technologies	1,585	1,462	1,408	886
Scientific	70	70	320	318
Engraving	572	941	1,788	2,029
Specialty Solutions	456	443	422	351
Corporate and Other	68	258	94	62
Total	$6,420	$6,725	$9,817	$7,061

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

2026 Restructuring Initiatives

The Company continues to focus its efforts to reduce cost and improve productivity across its businesses. Restructuring expenses primarily related to facility rationalizations and consolidations.  The Company expects the 2026 restructuring activities to be completed by fiscal year 2027.

Prior Year Restructuring Initiatives

Restructuring expenses primarily related to headcount reductions and other cost saving initiatives within our Engraving and Electronics segments.  The Company expects the prior year restructuring activities to be completed by fiscal year 2026.

A summary of charges by initiative is as follows (in thousands):

	Three Months Ended September 30, 2025
Fiscal Year 2026	Involuntary Employee Severance and Benefit Costs	Other	Total
Current year initiatives	$4,599	$81	$4,680
Prior year initiatives	848	469	$1,317
	$5,447	$550	$5,997

	Three Months Ended September 30, 2024
Fiscal Year 2025	Involuntary Employee Severance and Benefit Costs	Other	Total
Current year initiatives	$266	$165	$431
Prior year initiatives	344	311	655
	$610	$476	$1,086

Activity in the restructuring liability reserve related to the initiatives is as follows (in thousands):

Current Year Initiatives	Involuntary Employee Severance and Benefit Costs	Other	Total
Restructuring liabilities at June 30, 2025	$-	$-	$-
Additions and adjustments	4,599	81	4,680
Payments	(1,143)	-	(1,143)
Restructuring liabilities at September 30, 2025	$3,456	$81	$3,537

Prior Year Initiatives	Involuntary Employee Severance and Benefit Costs	Other	Total
Restructuring liabilities at June 30, 2025	$1,397	$60	$1,457
Additions and adjustments	848	469	1,317
Payments	(1,754)	-	(1,754)
Restructuring liabilities at September 30, 2025	$491	$529	$1,020

Prior Year	Involuntary Employee Severance and Benefit Costs	Other	Total
Restructuring liabilities at June 30, 2024	$1,253	$194	$1,447
Additions and adjustments	344	311	655
Payments	(362)	(436)	(798)
Restructuring liabilities at September 30, 2024	$1,235	$69	$1,304

The Company’s total restructuring expenses by segment are as follows (in thousands):

	Three Months Ended September 30, 2025
	Involuntary Employee Severance and Benefit Costs	Other	Total
Engraving	$4,950	$251	$5,201
Electronics	426	299	725
Specialty Solutions	71	-	71
	$5,447	$550	$5,997

	Three Months Ended September 30, 2024
	Involuntary Employee Severance and Benefit Costs	Other	Total
Engraving	$531	$476	$1,007
Corporate	79	-	79
	$610	$476	$1,086

Restructuring expense is expected to be approximately $1.5 million for the remainder of fiscal year 2026.

18)      Redeemable Noncontrolling Interest

The redeemable noncontrolling interest consists of 9.9% of capital stock of Narayan Powertech Private Limited ("Narayan"), a privately-held India-based company. The Company owns the remaining 90.1%. During the period ended September 30, 2025, Narayan declared and distributed a dividend of $7.3 million to the Company and its noncontrolling interests, allocated according to equity ownership.

In accounting for the subsequent measurement of the redeemable noncontrolling interest measurement adjustments pursuant to ASC 480, Distinguishing Liabilities from Equity, the Company has made accounting policy elections to record any such applicable changes on the immediate recognition of the full adjustment required to report the redeemable noncontrolling interest at its redemption value, while also electing to record such adjustments under the income method, with a corresponding offset recorded to the Net income attributable to noncontrolling interests in consolidated subsidiaries within the consolidated statement of operations for the period in which such measurement adjustment becomes required. Given the pending approval of the RBI for the second closing and share swap, the noncontrolling interest is not probable of redemption as of September 30, 2025, and accordingly no measurement adjustments have been recorded for the three months ended  September 30, 2025.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Statements contained in this periodic report that are not based on historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the use of forward-looking terminology such as “should,” “could,” “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “continue,” or similar terms or variations of those terms or the negative of those terms. There are many factors that affect the Company’s business and the results of its operations and that may cause the actual results of operations in future periods to differ materially from those currently expected or anticipated. These factors include, but are not limited to: the impact of pandemics and other global crises or catastrophic events on employees, our supply chain, and the demand for our products and services around the world; materially adverse or unanticipated legal judgments, fines, penalties or settlements; conditions in the financial and banking markets, including fluctuations in exchange rates and the inability to repatriate foreign cash; domestic and international economic conditions, including the impact, length and degree of economic downturns on the customers and markets we serve and more specifically conditions in the automotive, construction, aerospace, defense, transportation, food service equipment, consumer appliance, energy, oil and gas and general industrial markets; lower-cost competition; the relative mix of products which impact margins and operating efficiencies in certain of our businesses; the impact of higher raw material and component costs, particularly steel, certain materials used in electronics parts, petroleum based products, and refrigeration components; the impact of higher transportation and logistics costs, especially with respect to transportation of goods from Asia; the impact of inflation on the costs of providing our products and services; an inability to realize the expected cost savings from restructuring activities including effective completion of plant consolidations, cost reduction efforts including procurement savings and productivity enhancements, capital management improvements, strategic capital expenditures, and the implementation of lean enterprise manufacturing techniques; the potential for losses associated with the exit from or divestiture of businesses that are no longer strategic or no longer meet our growth and return expectations; the inability to achieve the savings expected from global sourcing of raw materials and diversification efforts in emerging markets; the impact on cost structure and on economic conditions as a result of actual and potential increases in trade tariffs; the inability to attain expected benefits from acquisitions and the inability to effectively consummate and integrate such acquisitions and achieve synergies envisioned by the Company; increased costs from acquisitions to improve and coordinate managerial, operational, financial, and administrative systems, including internal controls over financial reporting and  compliance with the Sarbanes-Oxley Act of 2002, and other costs related to such systems in connection with acquired businesses; market acceptance of our products; our ability to design, introduce and sell new products and related product components; the ability to redesign certain of our products to continue meeting evolving regulatory requirements; the impact of delays initiated by our customers; our ability to increase manufacturing production to meet demand including as a result of labor shortages; the impact on our operations of any successful cybersecurity attacks; and potential changes to future pension funding requirements. For a more comprehensive discussion of these and other factors, see the “Risk Factors” section of the Company’s most recent annual report on Form 10-K filed with the SEC and available on the Company’s website. In addition, any forward-looking statements represent management's estimates only as of the day made and should not be relied upon as representing management's estimates as of any subsequent date. While the Company may elect to update forward-looking statements at some point in the future, the Company and management specifically disclaim any obligation to do so, even if management's estimates change.

Overview

We are a diversified industrial manufacturer with leading positions in a variety of products and services that are used in diverse commercial and industrial markets. We are headquartered in Salem, New Hampshire, and have six operating segments aggregated into five reportable segments: Electronics, Engineering Technologies, Scientific, Engraving, and Specialty Solutions. Two operating segments are aggregated into Specialty Solutions. Our businesses work in close partnership with our customers to deliver custom solutions or engineered components that solve their unique and specific needs, an approach we call "Customer Intimacy".

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

The Company’s strong historical cash flow has been a cornerstone for funding our capital allocation strategy. We use cash flow generated from operations to fund investments in capital assets to upgrade our facilities, improve productivity and lower costs, invest in the strategic growth programs described above, including organic growth, and to return cash to our shareholders through payment of dividends and stock buybacks.

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

Unless otherwise noted, references to years are to fiscal years.

Results from Continuing Operations

	Three Months Ended September 30,
(In thousands, except percentages)	2025	2024
Net sales	$217,431	$170,464
Gross profit margin	41.6%	41.1%
Income from operations	29,634	24,099

(In thousands)	Three Months Ended September 30, 2025
Net sales, prior year period	$170,464
Components of change in sales:
Organic sales change	1,034
Effect of acquisitions	45,288
Effect of exchange rates	645
Net sales, current period	$217,431

Net sales increased in the first quarter of fiscal year 2026 by $47.0 million or 27.6%, when compared to the prior year quarter.  Acquisitions accounted for increased sales of $45.3 million or 26.6%. Foreign currency positively impacted sales by $0.6 million, or 0.4%. Organic sales increased $1.0 million, or 0.6%, primarily due to strong demand across space, defense and aviation end markets.

Gross Profit

Gross profit in the first quarter of fiscal year 2026 increased to $90.4 million, or a gross margin of 41.6% as compared to $70.1 million, or a gross margin of 41.1%, in the first quarter of fiscal year 2025. The increase was a result of the continued evolution of our portfolio and continued focus on pricing disciplines and productivity actions.

Selling, General, and Administrative Expenses

Selling, General, and Administrative (“SG&A”) expenses for the first quarter of fiscal year 2026 increased to $54.4 million, or 25.0% of sales as compared to $43.0 million, or 25.3% of sales during the prior year quarter. SG&A expenses during the first quarter of fiscal year 2026 were primarily impacted by increased expenses due to the recent acquisitions and increased administrative and research and development expenses as compared to the prior year quarter.

Restructuring Costs

We incurred restructuring expenses of $6.0 million in the first quarter of fiscal year 2026 primarily related to facility rationalization activities and announced closure of four sites in our Engraving segment. We have now substantially completed our restructuring activities in Engraving and are well positioned to better serve our customers.

We expect to start seeing realization of these restructuring actions during the second half of fiscal year 2026.

Acquisition Related Costs

We incurred acquisition related expenses of $0.4 million in the first quarter of fiscal year 2026.  Acquisition related expenses typically consist of due diligence, advisory, legal, integration, and valuation expenses incurred in connection with recent or pending acquisitions.

Income from Operations

Income from operations for the first quarter of fiscal year 2026 was $29.6 million, compared to $24.1 million during the prior year quarter. The increase of $5.5 million, or 23.0%, is primarily due to the contributions from recent acquisitions and productivity improvement initiatives partially offset by increase in administrative and research and development expenses.

Interest Expense

Interest expense for the first quarter of fiscal year 2026 was $8.9 million, an increase from interest expense of $7.9 million from the prior year quarter. Our effective interest rate for the three months ended September 30, 2025 was 6.10%.

Income Taxes

The Company's effective tax rate from continuing operations for the first quarter of fiscal year 2026 and 2025 was 24.6% and 21.4%, respectively.

The tax rate was impacted in the current period by the following items: (i) the recognition of a discrete tax benefit related to equity compensation, (ii) changes in the jurisdictional mix of earnings; (iii) foreign withholding taxes and (iv) federal research and development tax credits.

The tax rate was impacted in the prior period by the following items: (i) a discrete tax benefit related to equity compensation, (ii) variations in the geographical mix of earnings, (iii) foreign withholding taxes, and (iv) tax credits related to federal research and development tax activities.

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

	As of September 30, 2025		As of September 30, 2024
	Total Backlog	Backlog under 1 year	Total Backlog	Backlog under 1 year
Electronics	$154,415	$119,952	$103,974	$92,581
Engineering Technologies	103,000	81,714	61,039	45,289
Scientific	5,967	5,967	2,729	2,729
Engraving	25,172	24,760	21,503	20,582
Specialty Solutions	13,905	13,868	17,708	17,473
Total	$302,459	$246,261	$206,953	$178,654

Total backlog realizable under one year increased $67.6 million, or 37.8%, to $246.3 million at September 30, 2025, from $178.7 million at September 30, 2024.  The year over year increase is primarily driven by an additional $28.0 million and $25.4 million in backlog from the recent acquisitions in the Electronics and Engineering Technologies segments.

Changes in backlog under one year are as follows (in thousands):

As of
(In thousands)	September 30, 2025
Backlog under 1 year, prior year period	$178,654
Components of change in backlog:
Organic change	12,027
Effect of acquisitions	55,580
Backlog under 1 year, current period	$246,261

Segment Analysis

Overall

 Looking forward to the remainder of fiscal year 2026, we anticipate continued improvement in key financials metrics, supported by productivity initiatives.

 In general, for the remainder of fiscal year 2026, we expect:

•	continued growth in the high margin electrical grid market through integration of the Amran/Narayan Group;
•	space markets to remain attractive, with modest volume increases expected from ongoing customer development;
•	continued strength in defense end markets as new platforms continue to ramp;
•	continued stability in hybrid and electric vehicle programs despite softness in general automotive end markets and planned new platform launches;
•	scientific cold storage demand to decline due to effects of NIH funding cuts;
•	refuse and dump end markets to remain stable;
•	stable demand levels in food service equipment markets;
•	growth of new product sales as recently launched products ramp up and additional launches are introduced.

Electronics Group

	Three Months Ended September 30,		%
(In thousands, except percentages)	2025	2024	Change
Net sales	$110,553	$77,733	42.2%
Income from operations	28,283	17,027	66.1%
Operating income margin	25.6%	21.9%

Net sales in the first quarter of fiscal year 2026 increased $32.8 million, or 42.2%, when compared to the prior year quarter. The recent acquisitions added $35.3 million, or 45.5%, in sales for the first quarter of fiscal year 2026. Organic sales decreased by $2.4 million, or 3.1%, due to timing of backlog conversion in the Magnetics business in North America. The foreign currency impact decreased net sales by 0.1% as compared to the prior year quarter.

Income from operations in the first quarter of fiscal year 2026 increased by $11.3 million, or 66.1%, when compared to the prior year quarter. The operating income increase was the result of contributions from the recent acquisitions, pricing initiatives and product mix.

In the second quarter of fiscal year 2026, on a sequential basis, we expect slightly higher revenue from core businesses partially offset by lower sales from the Amran/Narayan Group due to the holiday season in India. We expect similar operating margin sequentially, primarily driven by product mix and continued strategic growth investments.

Engineering Technologies Group

	Three Months Ended September 30,		%
(In thousands, except percentages)	2025	2024	Change
Net sales	$29,894	$20,530	45.6%
Income from operations	3,617	4,010	(9.8%)
Operating income margin	12.1%	19.5%

Net sales in the first quarter of fiscal year 2026 increased by $9.4 million, or 45.6%, when compared to the prior year quarter. Sales increase was attributable to the acquisition of McStarlite which added $6.6 million to revenue and an organic sales increase of $2.6 million or 12.7% driven by growth in the space and aviation end markets.

Income from operations in the first quarter of fiscal year 2026 decreased by $0.4 million, or 9.8%, when compared to the prior year quarter. The decrease in operating income was a result of purchase accounting expenses and project timing related to the Mcstarlite acquisition.

In the second quarter of fiscal year 2026, on a sequential basis, we expect moderately higher revenue due to growth in new product sales and similar operating margin.

Scientific Group

	Three Months Ended September 30,		%
(In thousands, except percentages)	2025	2024	Change
Net sales	$19,450	$17,693	9.9%
Income from operations	4,678	4,749	(1.5%)
Operating income margin	24.1%	26.8%

Net sales in the first quarter of fiscal year 2026 increased by $1.8 million, or 9.9%, when compared to the prior year quarter due primarily to an 18.6% benefit from the Custom Biogenic Systems acquisition, partially offset by an organic decline of 8.7% from lower demand at academic and research institutions that were impacted by NIH funding cuts.

Income from operations in the first quarter of fiscal year 2026 decreased $0.1 million, or 1.5%, when compared to the prior year quarter due to organic decline partially offset by contribution from the acquisition.

In the second quarter of fiscal year 2026, on a sequential basis, we expect similar revenue and slightly lower operating margin due to higher contribution from Custom Biogenic Systems and increased tariff costs.

Engraving Group

	Three Months Ended September 30,		%
(In thousands, except percentages)	2025	2024	Change
Net sales	$35,840	$33,363	7.4%
Income from operations	6,537	5,824	12.2%
Operating income margin	18.2%	17.5%

Net sales in the first quarter of fiscal year 2026 increased by $2.5 million, or 7.4%, when compared to the prior year quarter. Organic sales increased by $1.8 million, or 5.6%, due to improved demand in Europe. Foreign currency negative impacts on net sales were $0.6 million, or 1.9%.

Income from operations in the first quarter of fiscal year 2026 increased by $0.7 million, or 12.2%, when compared to the prior year quarter. The operating income increase was driven by organic sales increase and the realization of previously announced productivity initiatives and restructuring actions.

In the second quarter of fiscal year 2026, on a sequential basis, we expect moderately lower sales and slightly lower operating margin due to project timing.

Specialty Solutions Group

	Three Months Ended September 30,		%
(In thousands, except percentages)	2025	2024	Change
Net sales	$21,694	$21,145	2.60%
Income from operations	2,889	3,548	(18.6%)
Operating income margin	13.3%	16.8%

Net sales in the first quarter of fiscal year 2026 increased by $0.5 million, or 2.6%, when compared to the prior year quarter primarily due to slightly improved demand in the Hydraulics business.

Income from operations in the first quarter of fiscal year 2026 decreased $0.7 million, or 18.6%, when compared to the prior year quarter, due to the higher tariff costs which have been partly offset by increased pricing.

In the second quarter of fiscal year 2026, on a sequential basis, we expect slightly higher revenue and operating margin.

Corporate and Other

	Three Months Ended September 30,		%
(In thousands, except percentages)	2025	2024	Change
Income (loss) from operations:
Corporate	$9,940	$8,133	22.2%
Acquisition related costs	433	1,840	(76%)
Restructuring costs	5,997	1,086	452.2%

Corporate expenses in the first quarter of fiscal year 2026 increased as compared to the prior year periods primarily due to increase in variable compensation, employee medical costs and professional fees.

The restructuring and acquisition related costs have been discussed above in the Company Overview.

Discontinued Operations

In pursuing our business strategy, we may divest certain businesses.  Future divestitures may be classified as discontinued operations based on their strategic significance to the Company. Net income (loss) from discontinued operations was less than $0.1 million for the three months ended September 30, 2025 and less than $0.1 million for the three months ended September 30, 2024.

Liquidity and Capital Resources

At September 30, 2025, our total cash balance was $98.7 million, of which $78.9 million was held by foreign subsidiaries. The amount and timing of cash repatriation is dependent upon foreign exchange rates and each business unit’s operational needs including requirements to fund working capital, capital expenditure, and jurisdictional tax payments. The repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences or be subject to capital controls; however, those balances are generally available without legal restrictions to fund ordinary business operations.

Net cash provided by continuing operating activities for the three months ended September 30, 2025, was $16.8 million compared to net cash provided by continuing operating activities of $17.5 million in the prior year.  We generated $26.3 million from income statement activities and used $9.5 million of cash to fund working capital and other balance sheet increases.  Cash flow used in investing activities for the three months ended September 30, 2025 totaled $6.4 million and consisted primarily of cash used for capital expenditures. Cash used for financing activities for the three months ended September 30, 2025 totaled $15.5 million and consisted primarily of repayments of borrowings of $8.0 million, cash paid for dividends of $3.8 million and activity under share-based payment plans of $1.1 million.

Under the terms of the Credit Facility, we pay a variable rate of interest and a commitment fee on borrowed amounts as well as a commitment fee on unused amounts under the facility.  The amount of the commitment fee depends upon both the undrawn amount remaining available under the facility and the funded debt to EBITDA (as defined in the agreement) ratio at the last day of each quarter.  As our funded debt to EBITDA ratio increases, the commitment fee increases.

Funds borrowed under the facility may be used for the repayment of debt, working capital, capital expenditures, acquisitions (so long as certain conditions, including a specified funded debt to EBITDA leverage ratio, are maintained), and other general corporate purposes.

During the second quarter of fiscal year 2025, we entered into a $250 million 364-day term loan with existing lenders. Also, during the period, we converted the 364-day term loan into an exercise of the accordion feature under our existing credit facilities. In connection with the conversion of the loan, we entered into a Second Amendment to Third Amended and Restated Credit Agreement. This amendment expanded the total available credit under the Revolving Credit Agreement from $500 million to $825 million. As of September 30, 2025, we used $1.9 million against the letter of credit sub-facility and had the ability to borrow $197.6 million under the facility based on our current trailing twelve-month EBITDA.  The facility contains customary representations, warranties and restrictive covenants, as well as specific financial covenants. Current financial covenants under the facility are as follows:

Interest Coverage Ratio We are required to maintain a ratio of Earnings Before Interest and Taxes, as Adjusted (“Adjusted EBIT per the Credit Facility”), to interest expense for the trailing twelve months of at least 2.75:1.  Adjusted EBIT per the Credit Facility specifically excludes extraordinary and certain other defined items such as cash restructuring and acquisition related charges up to the lower of $20.0 million or 10% of EBITDA.  The facility also allows for unlimited non-cash purchase accounting and goodwill adjustments.  At September 30, 2025, the Interest Coverage Ratio was 4.62:1.

Leverage Ratio The ratio of funded debt to trailing twelve month Adjusted EBITDA per the Credit Facility, calculated as Adjusted EBIT per the Credit Facility plus depreciation and amortization, may not exceed 3.5:1.  Under certain circumstances in connection with a Material Acquisition (as defined in the Facility), the Facility allows for the leverage ratio to go as high as 4.0:1 for a four-fiscal quarter period.  At September 30, 2025, the leverage ratio was 2.62:1.

As of September 30, 2025, we had borrowings under our facility of $544.6 million. In order to manage our interest rate exposure on these borrowings, we are party to $225 million of active floating to fixed rate swaps.  These swaps convert our interest payments from SOFR to a weighted average fixed rate of 3.48%.  The effective rate of interest for our outstanding borrowings, including the impact of the interest rate swaps, was 6.10%.

Our primary cash requirements in addition to day-to-day operating needs include interest payments, capital expenditures, acquisitions, share repurchases, and dividends.  Our primary sources of cash for these requirements are cash flows from continuing operations and borrowings under the facility.  We expect fiscal year 2026 capital spending to be between $33.0 million and $38.0 million.  We expect that fiscal year 2026 depreciation and amortization expense will be between $24.0 million and $26.0 million and $15.5 million and $17.5 million, respectively.

The following table sets forth our capitalization:

(In thousands)	September 30, 2025	June 30, 2025
Long-term debt	$544,623	$552,515
Less cash and cash equivalents	(98,653)	(104,542)
Net (cash) debt	445,970	447,973
Total stockholders' equity	707,659	711,677
Total capitalization	$1,153,629	$1,159,650

We sponsor a number of defined benefit and defined contribution retirement plans.  The U.S. pension plan is frozen for substantially all participants.  We have evaluated the current and long-term cash requirements of these plans, and our existing sources of liquidity are expected to be sufficient to cover required contributions under ERISA and other governing regulations.

The fair value of our U.S. defined benefit pension plan assets was $149.7 million at September 30, 2025, as compared to $146.4 million at the most recent measurement date, which occurred as of June 30, 2025. The next measurement date to determine plan assets and benefit obligations will be on June 30, 2026.

Contributions of $1.3 million and $3.4 million were made during the three months ended September 30, 2025 and 2024, respectively. We expect to pay $5.7 million in contributions to our defined benefit plans during the remainder of fiscal year 2026 comprising of $5.4 million and $0.3 million to our unfunded defined benefit plans in the U.S. and Germany, respectively. There are no required contributions to the plans in Japan or the U.K. Any subsequent plan contributions will depend on the results of future actuarial valuations.

We have an insurance program in place to fund supplemental retirement income benefits for two retired executives. Current executives and new hires are not eligible for this program.  At September 30, 2025, the underlying policies had a cash surrender value of $6.5 million and are reported net of loans of $2.7 million for which we have the legal right of offset, these amounts are reported net on our balance sheet.

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

Defined Benefit Pension Plans – We record expenses related to these plans based upon various actuarial assumptions such as discount rates, mortality rates, and assumed rates of returns. Our pension plan is frozen for substantially all eligible U.S. employees and participants in the plan ceased accruing future benefits.

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

Employee Relations – We have labor agreements with several union locals in the United States and several European employees belong to European trade unions.

Critical Accounting Policies

The condensed consolidated financial statements include the accounts of Standex International Corporation and all of its subsidiaries. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying condensed consolidated financial statements.  Although we believe that materially different amounts would not be reported due to the accounting policies adopted, the application of certain accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.  Our Annual Report on Form 10-K for the year ended June 30, 2025 lists a number of accounting policies which we believe to be the most critical.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Risk Management

We are exposed to market risks from changes in interest rates, commodity prices and changes in foreign currency exchange.  To reduce these risks, we selectively use, from time to time, financial instruments and other proactive management techniques.  We have internal policies and procedures that place financial instruments under the direction of the Treasurer and restrict all derivative transactions to those intended for hedging purposes only.  The use of financial instruments for trading purposes (except for certain investments in connection with the non-qualified defined contribution plan) or speculation is strictly prohibited.  No majority-owned subsidiaries are excluded from the consolidated financial statements.  Further, we have no interests in or relationships with any special purpose entities.

Exchange Rate Risk

We are exposed to both transactional risk and translation risk associated with exchange rates.  The transactional risk is mitigated, in large part, by natural hedges developed with locally denominated debt service on intercompany accounts.  We also mitigate certain of our foreign currency exchange rate risks by entering into forward foreign currency contracts from time to time.  The contracts are used as a hedge against anticipated foreign cash flows, such as loan payments, customer remittances, and materials purchases, and are not used for trading or speculative purposes.  The fair values of the forward foreign currency exchange contracts are sensitive to changes in foreign currency exchange rates, as an adverse change in foreign currency exchange rates from market rates would decrease the fair value of the contracts.  However, any such losses or gains would generally be offset by corresponding gains and losses, respectively, on the related hedged asset or liability.  At September 30, 2025 the fair value, in the aggregate, of our open foreign exchange contracts was a liability of $0.5 million.

Our primary translation risk is with the Euro, British Pound Sterling, Peso, Japanese Yen and Chinese Yuan.  A hypothetical 10% appreciation or depreciation of the value of any these foreign currencies to the U.S. Dollar at September 30, 2025, would not result in a material change in our operations, financial position, or cash flows.  We hedge our most significant foreign currency translation risks primarily through cross currency swaps and other instruments, as appropriate.

Interest Rate Risk

Our effective interest rate on borrowings was 6.10% at September 30, 2025.  Our interest rate exposure is limited primarily to interest rate changes on our variable rate borrowings (currently based on a rolling 1-month SOFR) and is partially mitigated by our use of an interest rate swap agreement to modify our exposure to interest rate movements. At September 30, 2025, we have $225 million of active floating to fixed rate swaps with terms through August 2028.  These swaps convert our interest payments from a SOFR-based rate to a fixed rate of 3.48% on $225 million of debt.  At September 30, 2025, the fair value, in the aggregate, of the interest rate swaps was a liability of $1.1 million. A 25-basis point increase in interest rates would increase our annual interest expense by approximately $0.9 million.

Concentration of Credit Risk

We have a diversified customer base. As such, the risk associated with concentration of credit risk is inherently minimized. As of September 30, 2025, no one customer accounted for more than 5% of our consolidated outstanding receivables or of our sales.

Commodity Prices

We are exposed to fluctuating market prices for all commodities used in our manufacturing processes. Each of our segments is subject to the effects of changing raw material costs caused by the underlying commodity price movements.  In general, we do not enter into purchase contracts that extend beyond one operating cycle.  While Standex considers our relationship with our suppliers to be good, there can be no assurances that we will not experience any supply shortage.

The Engineering Technologies, Specialty Solutions, and Electronics segments are sensitive to price increases for steel and aluminum products, other metal commodities such as rhodium and copper, and petroleum-based products.  We have experienced price fluctuations for a number of materials including rhodium, steel, and other metal commodities.  These materials are some of the key elements in the products manufactured in these segments.  Wherever possible, we will implement price increases to offset the impact of changing prices.  The ultimate acceptance of these price increases, if implemented, will be impacted by our affected divisions’ respective competitors and the timing of their price increases.

ITEM 4.     CONTROLS AND PROCEDURES

At the end of the period covered by this Report, the management of the Company, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2025 in ensuring that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's ("SEC") rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There was no change in the Company's internal control over financial reporting during the quarterly period ended September 30, 2025 that has materially affected or is reasonably likely to materially affect the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

(c)	The following table provides information about purchases by the Company of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

Issuer Purchases of Equity Securities(1)
Quarter Ended September 30, 2025

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or appropriate dollar value) of shares (or units) that may yet be purchased under the plans or programs
July 1, 2025 - July 31, 2025	107	$166.64	107	$27,794

August 1, 2025 - August 31, 2025	17,685	210.48	17,685	24,072

September 1, 2025 - September 30, 2025	-	-	-	24,072

Total	17,792	-	17,792	$24,072

(1)	The Company has a Stock Buyback Program (the “Program”) which was originally announced on January 30, 1985 and most recently amended on April 28, 2022. Under the Program, the Company is authorized to repurchase up to an aggregate of $200 million of its shares. Under the program, purchases may be made from time to time on the open market, including through 10b5-1 trading plans, or through privately negotiated transactions, block transactions, or other techniques in accordance with prevailing market conditions and the requirements of the Securities and Exchange Commission. The Board’s authorization is open-ended and does not establish a timeframe for the purchases. The Company is not obligated to acquire a particular number of shares, and the program may be discontinued at any time at the Company’s discretion.

ITEM 5. Other Information

None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarter ended September 30, 2025.

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

STANDEX INTERNATIONAL CORPORATION

Date:	October 31, 2025	/s/ ADEMIR SARCEVIC
Ademir Sarcevic
Vice President/Chief Financial Officer
(Principal Financial & Accounting Officer)

Date:	October 31, 2025	/s/ DANIELLE RANGEL
Danielle Rangel
Vice President/Chief Accounting Officer