Form 10-K/A
period 2025-06-30
STANDEX INTERNATIONAL CORP/DE/
filed 2025-12-31
CIK 310354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Amendment No 2)

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

The number of shares of Registrant's Common Stock outstanding on July 31, 2025 was 12,068,262.

DOCUMENTS INCORPORATED BY REFERENCE

STANDEX INTERNATIONAL CORPORATION

2025 ANNUAL REPORT ON FORM 10-K/A

EXPLANATORY NOTE

Standex International Corporation (the “Company”) is filing this Amendment No. 2 on Form 10-K/A (this “Form 10-K/A”), which further amends and supplements our Annual Report on Form 10-K (“the Original Filing”) for the fiscal year ended June 30, 2025, which was filed with the Securities and Exchange Commission (the “SEC”) on August 4, 2025, as amended by Amendment No. 1 on Form 10-K/A which was filed with the Securities and Exchange Commission (the “SEC”) on August 4, 2025 (“Amendment No. 1”, together with the Original Filing, “2025 Form 10-K”). The Company is filing this Form 10-K/A solely for the purpose of amending the Exhibit List to include the SEC mandated Compensation Clawback Policy, which was inadvertently excluded in the Original Filing. The Compensation Clawback Policy was originally adopted on August 15, 2023 and has been publicly available under the “Investors” section of the Company’s website. Accordingly, we are filing this Amendment No. 2 to the 2025 Form 10-K to include said Exhibit.

This Amendment No. 2 does not update or amend any other items in the 2025 Form 10-K in any way other than as described in the preceding paragraph, and the 2025 Form 10-K, as amended by this Amendment No. 2, continues to be applicable as of the date of the Original Filing. Accordingly, this Amendment No. 2 should be read in conjunction with the 2025 Form 10-K and the Company’s other filings with the Securities and Exchange Commission.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following exhibits are hereby added to the Exhibit List as part of this Amendment No. 2 to the Company’s Annual Report on Form 10-K:

Exhibit 97 – Compensation Clawback Policy

INDEX TO EXHIBITS

Incorporated
Exhibit		by Reference		Filed
Number	Exhibit Description	Form	Date	Herewith

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X
97.	Compensation Clawback Policy	10-K/A	12/29/25
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Standex International Corporation has duly caused this Amendment No. 2 to the Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on December 31, 2025.

STANDEX INTERNATIONAL CORPORATION (Registrant)

/s/ ADEMIR SARCEVIC
Ademir Sarcevic
Vice President/Chief Financial Officer

Deloitte & Touche LLP

115 Federal Street, Winthrop Center

Boston, MA 02210-1894 USA

Auditor Firm Id:  34

END OF FORM 10-K/A