Form 10-Q
period 2025-12-31
STANDEX INTERNATIONAL CORP/DE/
filed 2026-02-02
CIK 310354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2025

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

The number of shares of Registrant's Common Stock outstanding on January 27, 2026 was 12,118,733.

STANDEX INTERNATIONAL CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1

STANDEX INTERNATIONAL CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)	December 31, 2025	June 30, 2025
ASSETS
Current assets:
Cash and cash equivalents	$96,998	$104,542
Accounts receivable, less allowance for credit losses of $4,051 and $3,985 at December 31, 2025 and June 30, 2025, respectively	176,628	172,702
Inventories	131,196	129,994
Contract assets	62,874	59,228
Prepaid expenses and other current assets	23,038	14,413
Total current assets	490,734	480,879

Property, plant, and equipment, net	160,378	160,364
Intangible assets, net	212,052	225,757
Goodwill	594,080	610,338
Deferred tax asset	11,687	11,971
Operating lease right-of-use asset	47,835	47,998
Other non-current assets	37,735	29,573
Total non-current assets	1,063,767	1,086,001

Total assets	$1,554,501	$1,566,880

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$87,773	$88,001
Accrued liabilities	69,403	63,204
Income taxes payable	13,633	15,770
Total current liabilities	170,809	166,975

Long-term debt	534,733	552,515
Operating lease long-term liabilities	37,997	40,057
Accrued pension and other non-current liabilities	66,215	67,743
Total non-current liabilities	638,945	660,315

Contingencies (Note 15)

Redeemable noncontrolling interest	44,511	27,913

Stockholders' equity:
Common stock, par value $1.50 per share, 60,000,000 shares authorized, 27,984,278 shares issued, 12,047,561 and 11,992,116 shares outstanding at December 31, 2025 and June 30, 2025	41,976	41,976
Additional paid-in capital	140,476	136,082
Retained earnings	1,136,096	1,126,851
Accumulated other comprehensive loss	(188,019)	(164,765)
Treasury shares: 15,936,717 and 15,992,162 shares at December 31, 2025 and June 30, 2025	(430,293)	(428,467)
Total stockholders' equity	700,236	711,677

Total liabilities and stockholders' equity	$1,554,501	$1,566,880

See notes to unaudited condensed consolidated financial statements

STANDEX INTERNATIONAL CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended December 31,		Six Months Ended December 31,
(In thousands, except per share data)	2025	2024	2025	2024
Net sales	$221,320	$189,814	$438,751	$360,278
Cost of sales	129,087	118,367	256,086	218,758
Gross profit	92,233	71,447	182,665	141,520
Selling, general, and administrative expenses	55,605	45,664	109,974	88,712
Restructuring costs	438	920	6,436	2,006
Acquisition related costs	617	16,400	1,049	18,240
Total operating expenses	56,660	62,984	117,459	108,958
Income from operations	35,573	8,463	65,206	32,562
Interest expense	7,914	5,575	16,826	6,552
Other non-operating expense, net	490	890	225	862
Income from continuing operations before income taxes	27,169	1,998	48,155	25,148
Provision for income taxes	6,536	710	11,701	5,672
Income from continuing operations	20,633	1,288	36,454	19,476
Income (Loss) from discontinued operations, net of tax	48	(13)	21	(4)
Net income	20,681	1,275	36,475	19,472
Less: net income attributable to redeemable noncontrolling interest	18,561	418	19,300	418
Net income attributable to common stockholders	2,120	857	17,175	19,054

Basic earnings per share attributable to Standex International Corporation shareholders:
Continuing operations	0.17	0.07	1.43	$1.60
Discontinued operations	0.00	-	0.00	-
Total	0.17	$0.07	$1.43	$1.60

Diluted earnings per share attributable to Standex International Corporation shareholders:
Continuing operations	0.17	0.07	1.42	$1.59
Discontinued operations	0.00	-	0.00	-
Total	0.17	$0.07	$1.42	$1.59

Weighted average number of shares:
Basic	12,043	11,942	12,027	11,872
Diluted	12,055	12,025	12,073	11,972

See notes to unaudited condensed consolidated financial statements

STANDEX INTERNATIONAL CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended December 31,		Six Months Ended December 31,
(In thousands)	2025	2024	2025	2024
Net income	$20,681	$1,275	$36,475	$19,472
Other comprehensive income (loss):
Defined benefit pension plans:
Actuarial (losses) gains and other changes in unrecognized costs, net of tax	(22)	266	$57	$48
Amortization of unrecognized costs, net of tax	898	798	1,797	1,597
Derivative instruments:
Change in unrealized gains (losses), net of tax	195	137	(588)	(154)
Amortization of unrealized losses into interest expense, net of tax	(227)	(1,101)	(346)	(2,385)
Foreign currency translation losses, net of tax	(10,004)	(27,447)	(25,278)	(4,436)
Other comprehensive loss	(9,160)	(27,347)	(24,358)	(5,330)

Total comprehensive income (loss)	11,521	(26,072)	12,117	14,142
Less: comprehensive income (loss) attributable to redeemable noncontrolling interest	18,235	(99)	18,196	(99)
Total comprehensive income (loss) attributable to Standex International Corporation	$(6,714)	$(25,973)	$(6,079)	$14,241

See notes to unaudited condensed consolidated financial statements

STANDEX INTERNATIONAL CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Stockholders' Equity

For the three month period ended	Redeemable		Additional		Accumulated Other			Total
December 31, 2025	Noncontrolling	Common	Paid-in	Retained	Comprehensive	Treasury Stock		Stockholders'
(in thousands, except as specified)	Interest	Stock	Capital	Earnings	Income (Loss)	Shares	Amount	Equity
Balance, September 30, 2025	$27,149	$41,976	$137,415	$1,138,071	$(179,185)	15,951	$(430,618)	$707,659
Stock issued under incentive compensation plans and employee purchase plans and business acquisitions	-	-	(4)	-	-	(14)	391	387
Stock-based compensation	-	-	3,065	-	-	-	-	3,065
Treasury stock acquired	-	-	-	-	-	-	(66)	(66)
Comprehensive income:	-	-	-	-	-	-	-	-
Net income	18,561	-	-	2,120	-	-	-	2,120
Foreign currency translation adjustment	(326)	-	-	-	(9,678)	-	-	(9,678)
Pension, net of tax of $0.3 million	-	-	-	-	876	-	-	876
Change in fair value of derivatives, net of tax of $0.0 million	-	-	-	-	(32)	-	-	(32)
Distributions to noncontrolling interests	(873)	-	-	-	-	-	-	-
Dividends declared ($0.34 per share)	-	-	-	(4,095)	-	-	-	(4,095)
Balance, December 31, 2025	$44,511	$41,976	$140,476	$1,136,096	$(188,019)	15,937	$(430,293)	$700,236

For the three month period ended December 31, 2024	Redeemable		Additional		Accumulated Other			Total
	Noncontrolling	Common	Paid-in	Retained	Comprehensive	Treasury Stock		Stockholders'
(in thousands, except as specified)	Interest	Stock	Capital	Earnings	Income (Loss)	Shares	Amount	Equity
Balance, September 30, 2024	$-	$41,976	$108,383	$1,100,924	$(160,939)	16,171	$(432,323)	$658,021
Stock issued under incentive compensation plans and employee purchase plans	-	-	(525)	-	-	(25)	679	154
Stock issued for business acquisition			21,882	-	-	(152)	4,071	25,953
Fair value of noncontrolling interest at acquisition	26,734		-	-				-
Stock-based compensation	-	-	2,587	-	-	-	-	2,587
Treasury stock acquired	-	-			-	4	(784)	(784)
Comprehensive income:
Net income	418	-	-	857	-	-	-	857
Foreign currency translation adjustment	(517)	-	-	-	(26,930)	-	-	(26,930)
Pension, net of tax of $0.3 million	-	-	-	-	1,064	-	-	1,064
Change in fair value of derivatives, net of tax of $0.3 million	-	-	-	-	(964)	-	-	(964)
Dividends declared ($0.32 per share)	-	-	-	(3,924)	-	-	-	(3,924)
Balance, December 31, 2024	$26,635	$41,976	$132,327	$1,097,857	$(187,769)	15,998	$(428,357)	$656,034

See notes to unaudited condensed consolidated financial statements

STANDEX INTERNATIONAL CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Stockholders' Equity

For the six month period ended	Redeemable		Additional		Accumulated Other			Total
December 31, 2025	Noncontrolling	Common	Paid-in	Retained	Comprehensive	Treasury Stock		Stockholders'
(in thousands, except as specified)	Interest	Stock	Capital	Earnings	Income (Loss)	Shares	Amount	Equity
Balance, June 30, 2025	$27,913	$41,976	$136,082	$1,126,851	$(164,765)	15,992	$(428,467)	$711,677
Stock issued under incentive compensation plans and employee purchase plans	-	-	(444)	-	-	(73)	1,972	1,528
Stock-based compensation	-	-	4,838	-	-	-	-	4,838
Treasury stock acquired	-	-	-	-	-	18	(3,798)	(3,798)
Comprehensive income:			-	-		-	-	-
Net Income	19,300	-	-	17,175	-	-	-	17,175
Foreign currency translation adjustment	(1,104)	-	-	-	(24,174)	-	-	(24,174)
Pension, net of tax of $0.6 million	-	-	-	-	1,854	-	-	1,854
Change in fair value of derivatives, net of tax of $0.3 million	-	-	-	-	(934)	-	-	(934)
Distributions to noncontrolling interests	(1,598)	-	-	-	-	-	-	-
Dividends declared ($0.66 per share)	-	-	-	(7,930)	-	-	-	(7,930)
Balance, December 31, 2025	$44,511	$41,976	$140,476	$1,136,096	$(188,019)	15,937	$(430,293)	$700,236

For the six month period ended December 31, 2024	Redeemable		Additional		Accumulated Other			Total
	Noncontrolling	Common	Paid-in	Retained	Comprehensive	Treasury Stock		Stockholders'
(in thousands, except as specified)	Interest	Stock	Capital	Earnings	Income (Loss)	Shares	Amount	Equity
Balance, June 30, 2024	$-	$41,976	$106,193	$1,086,277	$(182,956)	16,222	$(429,987)	$621,503
Stock issued under incentive compensation plans and employee purchase plans	-	-	(903)	-	-	(101)	2,693	1,790
Stock issued for business acquisition	-	-	21,882	-	-	(152)	4,071	25,953
Fair value of noncontrolling interest at acquisition	26,734	-	-	-	-	-	-	-
Stock-based compensation	-	-	5,155	-	-	-	-	5,155
Treasury stock acquired	-	-	-	-	-	29	(5,134)	(5,134)
Comprehensive income:
Net income	418	-	-	19,054	-	-	-	19,054
Foreign currency translation adjustment	(517)	-	-	-	(3,919)	-	-	(3,919)
Pension, net of tax of $0.5 million	-	-	-	-	1,645	-	-	1,645
Change in fair value of derivatives, net of tax of $0.8 million	-	-	-	-	(2,539)	-	-	(2,539)
Dividends declared ($0.62 per share)	-	-	-	(7,474)	-	-	-	(7,474)
Balance, December 31, 2024	$26,635	$41,976	$132,327	$1,097,857	$(187,769)	15,998	$(428,357)	$656,034

See notes to unaudited condensed consolidated financial statements

STANDEX INTERNATIONAL CORPORATION AND SUBSIDIARIES

 Unaudited Condensed Consolidated Statements of Cash Flows

	Six Months Ended December 31,
(In thousands)	2025	2024
Cash flows from operating activities
Net income	$36,475	$19,472
Income (loss) from discontinued operations	21	(4)
Income from continuing operations	36,454	19,476
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	19,801	15,566
Stock-based compensation	4,838	5,155
Non-cash portion of restructuring charge	149	(896)
Contributions to defined benefit plans	(2,796)	(4,766)
Changes in operating assets and liabilities, net	(20,935)	(7,873)
Net cash provided by operating activities - continuing operations	37,511	26,662
Net cash used in operating activities - discontinued operations	(127)	(31)
Net cash provided by operating activities	37,384	26,631
Cash flows from investing activities
Expenditures for property, plant, and equipment	(14,084)	(13,690)
Expenditures for acquisitions, net of cash acquired	-	(419,652)
Other investing activity	(5)	3,904
Net cash used in investing activities	(14,089)	(429,438)
Cash flows from financing activities
Proceeds from borrowings	8,000	724,313
Payments of debt	(26,000)	(339,110)
Contingent consideration payment	(330)	-
Activity under share-based payment plans	1,528	1,792
Purchases of treasury stock and other	(3,798)	(9,582)
Distributions to non-controlling interests	(1,598)	-
Cash dividends paid	(7,930)	(7,362)
Net cash (used in) provided by financing activities	(30,128)	370,051
Effect of exchange rate changes on cash and cash equivalents	(711)	(300)
Net change in cash and cash equivalents	(7,544)	(33,056)
Cash and cash equivalents at beginning of year	104,542	154,203
Cash and cash equivalents at end of period	$96,998	$121,147

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$16,627	$3,555
Income taxes, net of refunds	$15,946	$6,245
Stock issued for business acquisition	$-	$25,953

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

The Company considers events or transactions that occur after the balance sheet date, but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. The Company evaluated subsequent events through the date and time our consolidated financial statements were issued.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the results of operations for the three and six months ended December 31, 2025 and 2024, the cash flows for the six months ended December 31, 2025 and 2024 and the financial position of Standex International Corporation (“Standex”, the “Company”, “we”, “us”, or “our”), at December 31, 2025. The interim results are not necessarily indicative of results for a full year. The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. The unaudited condensed consolidated financial statements and notes do not contain information which would substantially duplicate the disclosures contained in the audited annual consolidated financial statements and notes for the year ended June 30, 2025. The condensed consolidated balance sheet at June 30, 2025 presented herein was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The financial statements contained herein should be read in conjunction with the Annual Report on Form 10-K and in particular the audited consolidated financial statements for the year ended June 30, 2025. Unless otherwise noted, references to years are to the Company’s fiscal years. Currently the fiscal year end is June 30.  For further clarity, the Company's fiscal year 2026 includes the twelve-month period from July 1, 2025 to June 30, 2026.

The preparation of consolidated financial statements in conformity with GAAP requires the use of estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the financial statements and for the period then ended. Estimates are based on historical experience, actuarial estimates, current conditions and various other assumptions that are believed to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying values of assets and liabilities when they are not readily apparent from other sources. These estimates assist in the identification and assessment of the accounting treatment necessary with respect to commitments and contingencies. Actual results  may differ from these estimates under different assumptions or conditions. The estimates and assumptions used in the preparation of the consolidated financial statements have considered the implications on the Company as a result of ongoing global events and related economic impacts. As a result, there is heightened volatility and uncertainty around tariff actions, supply chain performance, labor availability, and customer demand. However, the magnitude of such impact on the Company’s business and its duration is uncertain. The Company is not aware of any specific event or circumstance that would require an update to its estimates or adjustments to the carrying value of its assets and liabilities as of  December 31, 2025 and the issuance date of the quarterly report on Form 10-Q.

Research and development expenditures are expensed as incurred. Total research and development costs, which are classified under selling, general, and administrative expenses were $6.3 million and $5.3 million for the three months ended  December 31, 2025 and 2024, respectively. Total research and development costs were $12.5 million and $10.2 million for the six months ended December 31, 2025 and 2024, respectively.

Recently Issued Accounting Pronouncements

The Organization for Economic Co-operation and Development (OECD) and the G20 Inclusive Framework on Base Erosion and Profit Shifting (the "Inclusive Framework") have put forth Pillar Two proposals that ensure a minimal level of taxation. Several countries in which the Company operates, including several European Union member states, have adopted domestic legislation to implement the Inclusive Framework's global corporate minimum tax rate of fifteen percent. This legislation became effective for the Company beginning in the fiscal year 2025. Based on the Company's analysis of Pillar Two provisions, these tax law changes did not have a material impact on the Company's financial statements for the fiscal year 2026.

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

In  November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income (Topic 220): Expense Disaggregation Disclosures. Additionally, in  January 2025, the FASB issued ASU 2025-01 to clarify the effective date of ASU 2024-03. This ASU provides guidance to expand disclosures related to the disaggregation of income statement expenses. This ASU also requires, in the notes to the financial statements, disclosure of specified information about certain costs and expenses which includes purchases of inventory, employee compensation, depreciation, and intangible asset amortization included in each relevant expense caption. ASU 2025-01 is effective for fiscal years beginning after  December 15, 2026, and interim periods within annual reporting periods beginning after  December 15, 2027, on a retrospective or prospective basis, with early adoption permitted. This ASU will be effective for the Company’s Form 10-K for fiscal 2028 and Form 10-Q filed thereafter. The Company is currently evaluating the impact this ASU  may have on its financial statement disclosures.

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

In July 2025, the FASB issued ASU  2025- 05, Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient for measuring expected credit losses on current trade receivables and contract assets by assuming that current conditions remain unchanged over the life of the asset. The amendments are effective for annual and interim periods beginning after December 15, 2025, with early adoption permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

In September 2025, the FASB issued ASU  2025- 06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350- 40): Targeted Improvements to the Accounting for Internal-Use Software related to accounting for internal-use software costs. The amendments in this update improve the operability of the guidance by removing all references to software development project stages so that the guidance is neutral to different software development methods. This update is effective for annual periods beginning after December 15, 2027, including interim periods within those fiscal years, though early adoption is permitted. The Company is currently in the process of evaluating the effects of this pronouncement on its consolidated financial statements.

In November 2025, the FASB issued ASU 2025- 09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements. This ASU introduces five targeted improvements to better align hedge accounting with entities’ risk management activities. This ASU is effective for fiscal years beginning after December 15, 2026, and interim periods within those annual reporting periods, with early adoption permitted. The amendments in this ASU are required to be applied on a prospective basis for all hedging relationships. The Company is currently evaluating the impact this ASU  may have on its financial statement disclosures.

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

During the six months ended December 31, 2025, the Company made the following changes to the purchase price allocation of McStarlite as mentioned below (in thousands):

	Preliminary Allocation as of June 30, 2025	Adjustments	Preliminary Allocation as of December 31, 2025
Total purchase consideration:
Cash payments	$57,549	$-	$57,549
Less: cash acquired	(586)	-	(586)
Total	$56,963	$-	$56,963

Identifiable assets acquired and liabilities assumed:
Other acquired assets	$8,808	$-	$8,808
Inventories	6,744	-	6,744
Customer backlog	3,970	-	3,970
Property, plant, and equipment	8,603	-	8,603
Identifiable intangible assets	24,500	-	24,500
Goodwill	16,761	(554)	16,207
Liabilities assumed	(12,423)	554	(11,869)
Total	$56,963	$-	$56,963

There were no changes to the purchase price allocations of any other acquisitions during the six months ended December 31, 2025.

Amran/Narayan Group

On  October 28, 2024 (“Closing Date”), the Company acquired, in separate transactions, 100% of the outstanding membership interest in Amran LLC (“Amran”), a privately-held company based in Houston, Texas, pursuant to a Securities Purchase Agreement (the “Amran Purchase Agreement”) and through its wholly owned subsidiary, Mold-Tech Singapore PTE LTD (“Mold-Tech Singapore”), 90.1% of the capital stock of Narayan Powertech Private Limited (“Narayan”), a privately-held India-based company, pursuant to a Securities Purchase Agreement (the “Narayan Purchase Agreement”) (collectively the “Amran/Narayan Group”). With manufacturing locations in the United States and India, Amran/Narayan Group is a leading manufacturer of low voltage and medium voltage instrument transformers. Its custom product portfolio is specifically designed and developed in partnership with OEMs for their specific equipment related to electrical grid applications. This acquisition continues the Company's portfolio strategy of focusing its higher-margin business segments in faster-growing markets. Amran/Narayan Group results are reported within the Company's Electronics segment.

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

Identifiable intangible assets of $136.0 million consist primarily of $28.7 million for indefinite lived tradenames and $107.3 million of customer relationships to be amortized over 12 years. Goodwill of $298.4 was recognized. Goodwill related to the Amran (U.S.) acquisition is deductible for U.S. income tax purposes; the goodwill related to the Narayan (India) acquisition is not deductible. The accounting for business combinations requires estimates and judgments regarding expectations for future cash flows of the acquired business, and the allocations of those cash flows to identifiable tangible and intangible assets, in determining the assets acquired and liabilities assumed. The fair values assigned to tangible and intangible assets acquired and liabilities assumed are based on management's best estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques. The fair value of the noncontrolling interest in Narayan was determined based on the consideration expected to be transferred by the Company for its controlling ownership interest based on the Standex share price at the Closing Date.

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

The following table reflects the unaudited pro forma operating results of the Company for the three and six months ended  December 31, 2024, which give effect to the acquisition of the Amran/Narayan Group as if it had occurred effective  July 1, 2023. The pro forma results are not necessarily indicative of the operating results that would have occurred had the acquisition been effective as of the date indicated, nor are they intended to be indicative of results that  may occur in the future. The pro forma information does not include the effects of any synergies related to the Amran/Narayan Group acquisition, transactions between the entities prior to acquisition, or the pre-acquisition impact of other businesses acquired by the Company during this period as they were not material to the Company’s historical results of operations.

	Three Months Ended	Six Months Ended
(in thousands)	December 31, 2024
Net sales	$199,035	$396,721
Net income	16,220	43,943

Pro forma earnings during the periods presented were adjusted to include the following adjustments:

●	Amortization of inventory step-up to fair value assuming inventory turns within a two-month period;
●	Amortization of definite-lived intangible assets recognized at fair value that exceed one year as if acquired July 1, 2023;
●	Non-recurring acquisition-related costs have been excluded from net income;
●	Interest expense (including amortization of loan discount) on the Term Loan Credit Agreement entered into in connection with the acquisition as if the loan was obtained July 1, 2023. The interest rate assumed for purposes of the pro forma financial information was 7.7% on average as the rate in agreement is a variable rate plus certain margins; and
●	Income tax expense (benefit) was adjusted related to the above pro forma adjustments using an estimated tax rate of 22.6%.

With respect to each of the McStarlite and Amran/Narayan Group acquisitions, the estimated fair values of the indefinite lived tradenames were determined based on an income approach using the relief from royalty method, which assumes that, in lieu of ownership, a third party would be willing to pay a royalty in order to exploit the related benefits of the tradenames assets. The cash flow projections the Company uses to estimate the fair value of the tradenames intangible assets involve several assumptions, including projected revenue growth, an estimated royalty rate, after-tax royalty savings expected from ownership of the tradenames, and a discount rate used to derive the estimated fair value of the tradenames.  The estimated fair value of the customer relationships intangible assets were determined based on the income approach using the multi-period excess earnings method, which measures the economic benefit indirectly by calculating the income attributable to an asset after appropriate returns are paid to complementary assets used in conjunction with the subject asset to produce the earnings associated with the subject asset, commonly referred to as contributory asset charges.  The fair value determination of the customer relationships intangible asset required the Company to make significant estimates and assumptions related to future cash flows and the selection of an appropriate discount rate to apply to future cash flows.

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

Acquisition related costs for the three months ended December 31, 2025 and 2024 were $0.6 million and $16.4 million, respectively. Acquisition related costs for the six months ended December 31, 2025 and 2024 were $1.0 million and $18.2 million, respectively.

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

Disaggregation of Revenue from Contracts with Customers

The following table presents revenue from continuing operations disaggregated by product line and segment (in thousands):

	Three Months Ended		Six Months Ended
Revenue by Product Line	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024

Electronics	$115,668	$95,923	$226,220	$173,656

Engineering Technologies	30,636	22,649	60,530	43,179

Scientific	19,502	18,477	38,952	36,170

Engraving Services	32,990	28,844	65,611	58,664
Engraving Products	2,738	2,610	5,957	6,153
Total Engraving	35,728	31,454	71,568	64,817

Hydraulics Cylinders and Systems	11,393	12,067	23,566	23,689
Merchandising & Display	8,393	9,244	17,915	18,767
Total Specialty Solutions	19,786	21,311	41,481	42,456

Total revenue by product line	$221,320	$189,814	$438,751	$360,278

The following table presents revenue from continuing operations disaggregated by geography based on the Company’s locations (in thousands):

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
Net sales	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
United States	$128,646	$111,532	$254,976	$212,268
Asia Pacific	58,338	49,706	114,721	87,401
EMEA (1)	32,033	26,368	64,667	55,638
Other Americas	2,303	2,208	4,387	4,971
Total	$221,320	$189,814	$438,751	$360,278

(1)   EMEA consists primarily of Europe, Middle East and S. Africa.

The following table presents revenue from continuing operations disaggregated by timing of recognition (in thousands):

	Three Months Ended		Six Months Ended
Timing of Revenue Recognition	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
Products and services transferred at a point in time	$200,084	$169,034	$397,064	$321,721
Products transferred over time	21,236	20,780	41,687	38,557
Net sales	$221,320	$189,814	$438,751	$360,278

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

The following table provides information about contract assets and liability balances (in thousands):

	June 30, 2025	Additions	Deductions	December 31, 2025
Six months ended December 31, 2025
Contract assets	$59,228	$41,687	$38,041	$62,874
Contract liabilities:
Customer deposits	5,189	7,745	2,214	10,720

	June 30, 2024	Additions	Deductions	December 31, 2024
Six months ended December 31, 2024
Contract assets	$45,393	$36,004	$25,798	$55,599
Contract liabilities:
Customer deposits	1,766	1,805	2,377	1,194

We recognized the following revenue which was included in the contract liability beginning balances (in thousands):

	Three months ended
Revenue recognized in the period from:	December 31, 2025	December 31, 2024
Amounts included in the contract liability balance at the beginning of the period	$768	$-

	Six months ended
Revenue recognized in the period from:	December 31, 2025	December 31, 2024
Amounts included in the contract liability balance at the beginning of the period	$768	$1,766

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

There were no transfers of assets or liabilities between any levels of the fair value measurement hierarchy at December 31, 2025 or  June 30, 2025. The Company’s policy is to recognize transfers between levels as of the date they occur.

Cash and cash equivalents, accounts receivable, accounts payable, and debt are carried at cost, which approximates fair value.

The fair values of financial instruments were as follows (in thousands):

	December 31, 2025
	Total	Level 1	Level 2	Level 3
Assets
Marketable securities - deferred compensation plan	$5,954	$5,954	$-	$-

Liabilities
Interest rate swaps	$1,689	$-	$1,689	$-
Foreign exchange contracts	1,223	-	1,223	-
Contingent consideration (a)	330	-	-	330

	June 30, 2025
	Total	Level 1	Level 2	Level 3
Assets
Marketable securities - deferred compensation plan	$4,980	$4,980	$-	$-
Debt securities	3,629	-	-	3,629
Equity securities	2,211	-	-	2,211

Liabilities
Foreign exchange contracts	$68	-	$68	$-
Contingent consideration (a)	660	-	-	660

(a) The Company’s financial liabilities based upon Level 3 inputs comprise of contingent consideration arrangement relating to its acquisition of SEPL in the event that certain financial targets are achieved during the two years following its acquisition in the fourth quarter of fiscal year 2024. The Company has determined the fair value of the liabilities for the contingent consideration based on an evaluation of the probability and amount of any deferred compensation that has been earned to date. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy. The fair value of the contingent consideration liability associated with future payments was based on several factors, the most significant of which are typically the financial performance of the acquired business and the risk-adjusted discount rate for the fair value measurement. During the six months ended December 31, 2025, the reduction in the fair value of the contingent consideration liability was a result of the Company’s payment of $0.3 million pursuant to the SEPL agreement.

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

The Company also purchased $2.7 million of debt securities from the same privately held company. The available for sale asset was recorded in the prepaid expenses and other current assets line of the consolidated balance sheet to reflect the initial fair value of the instrument acquired. The maturity date of this asset, which was originally due to mature one year from the date of issuance, has been extended to the end of February 2026.

The Company updates its assumptions each reporting period based on new developments and records such amounts at fair value based on the revised assumptions.

5)     Inventories

Inventories are comprised of the following (in thousands):

	December 31, 2025	June 30, 2025
Raw materials	$65,922	$57,302
Work in process	23,004	34,298
Finished goods	42,270	38,394
Total	$131,196	$129,994

Distribution costs associated with the sale of inventory, which are recorded as a component of selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations were $3.2 million and $2.5 million for the three months ended  December 31, 2025 and 2024, respectively. Distribution costs were $6.8 million and $4.9 million for the six months ended December 31, 2025 and 2024, respectively.

6)     Goodwill

Changes to goodwill by reportable segment during the period were as follows (in thousands):

	June 30, 2025	Acquisitions	Translation Adjustment	December 31, 2025
Electronics	$459,051	$-	$(17,014)	$442,037
Engineering Technologies	53,778	(554)	(181)	53,043
Scientific	15,454	-	-	15,454
Engraving	78,996	-	1,491	80,487
Specialty Solutions	3,059	-	-	3,059
Total	$610,338	$(554)	$(15,704)	$594,080

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

The change in warranty reserves, which are recorded as a component of accrued liabilities were as follows (in thousands):

	December 31, 2025	June 30, 2025
Balance at beginning of year	$2,429	$2,209
Acquisitions and other charges	(48)	181
Warranty expense	1,230	705
Warranty claims	(707)	(666)
Balance at end of period	$2,904	$2,429

8)     Debt

Long-term debt is comprised of the following (in thousands):

	December 31, 2025	June 30, 2025
Bank credit agreement	$535,203	$553,203
Total funded debt	535,203	553,203
Unamortized issuance costs	(470)	(688)
Total long-term debt	$534,733	$552,515

The Company's bank credit agreement matures in  February 2028.

At December 31, 2025, and  June 30, 2025, the Company had $3.5 million and $1.9 million standby letters of credit outstanding, primarily for insurance purposes and had the ability to borrow $212.6 million and $207.7 million under the Facility. Funds borrowed under the Facility  may be used for the repayment of debt, working capital, capital expenditures, acquisitions (so long as certain conditions, including a specified funded debt to EBITDA leverage ratio, are maintained), and other general corporate purposes.  The Facility contains customary representations, warranties and restrictive covenants, as well as specific financial covenants which the Company was compliant with as of  December 31, 2025 and  June 30, 2025.

9)       Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	December 31, 2025	June 30, 2025
Payroll and employee benefits	$20,087	$24,804
Operating lease current liability	12,741	11,129
Restructuring costs	2,312	1,457
Accrued taxes payable	3,455	2,662
Accrued interest	3,037	3,152
Professional fees	2,651	2,304
Warranty reserves	2,904	2,429
Workers' compensation	1,710	1,245
Contingent consideration	330	330
Other	20,176	13,692
Total	$69,403	$63,204

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

The Company’s effective swap agreements convert the base borrowing rate on $225 million of debt due under our Facility from a variable rate equal to 1 month Secured Overnight Financing Rate (SOFR) to a weighted average fixed rate of 3.48% at December 31, 2025. The fair value of the swaps, recognized in accumulated other comprehensive loss, is as follows (in thousands, except percentages):

Effective Date	Notional Amount	Fixed Interest Rate	Maturity	December 31, 2025	June 30, 2025
August 30, 2025	$225,000	3.48%	August 30, 2028	$(1,223)	$-

The Company reported no losses for the three and six months ended December 31, 2025, as a result of hedge ineffectiveness. Future changes in these swap arrangements, including termination of the agreements, may result in a reclassification of any gain or loss reported in accumulated other comprehensive loss into earnings as an adjustment to interest expense. Accumulated other comprehensive loss related to these instruments is being amortized into interest expense concurrent with the hedged exposure.

Foreign Exchange Contracts

Forward foreign currency exchange contracts are used to limit the impact of currency fluctuations on certain anticipated foreign cash flows, such as collections from customers and loan payments between subsidiaries. The Company enters into such contracts for hedging purposes only.  At December 31, 2025 and June 30, 2025, the Company had the following outstanding forward contract related to hedge of intercompany loans. The contract matures in January 2026.

The notional amounts of the Company’s forward contracts are as follows (in thousands):

Currency	December 31, 2025	June 30, 2025
JPY	$3,650,000	$3,250,000

The table below presents the fair value of derivative financial instruments as well as their classification on the balance sheet (in thousands):

	Liability Derivatives
	December 31, 2025		June 30, 2025
Derivative	Balance Sheet Line Item	Fair Value	Balance Sheet Line Item	Fair Value
Interest rate swaps	Accrued liabilities	$1,223		$-
Foreign exchange contracts	Accrued liabilities	1,689	Accrued liabilities	68
		$2,912		$68

The table below presents the amount reclassified from accumulated other comprehensive loss to net income for the periods ended (in thousands):

Details about Accumulated Other	Three Months Ended		Six Months Ended		Affected line item in the Unaudited
Comprehensive Loss Components	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024	Condensed Statements of Operations
Interest rate swaps	$(298)	$(1,454)	$(453)	$(3,151)	Interest expense

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

Net periodic benefit cost for the Company’s U.S. and foreign pension benefit plans for the periods ended consisted of the following components (in thousands):

	U.S. Plans		Non-U.S. Plans
	Three Months Ended December 31,		Three Months Ended December 31,
	2025	2024	2025	2024
Service cost	$-	$-	$56	$62
Interest cost	2,288	2,386	311	302
Expected return on plan assets	(2,521)	(2,641)	(300)	(343)
Recognized net actuarial loss	1,175	1,055	-	-
Amortization of prior service cost	-	-	(1)	(1)
Net periodic (benefit) cost	$942	$800	$66	$20

	U.S. Plans		Non-U.S. Plans
	Six Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Service cost	$-	$-	$114	$125
Interest cost	4,577	4,772	626	608
Expected return on plan assets	(5,041)	(5,282)	(604)	(690)
Recognized net actuarial loss	2,349	2,111	-	-
Amortization of prior service cost	-	-	(2)	(2)
Net periodic (benefit) cost	$1,885	$1,601	$134	$41

The following table sets forth the amounts recognized for the Company's defined benefit pension plans (in thousands):

Amounts recognized in the consolidated balance sheets consist of:	December 31, 2025	June 30, 2025
Prepaid benefit cost	$3,322	$3,294
Current liabilities	(1,258)	(589)
Non-current liabilities	(30,957)	(31,721)
Net amount recognized	$(28,893)	$(29,016)

The contributions made to defined benefit plans are presented below along with remaining contributions to be made for the current fiscal year (in thousands):

	Fiscal Year 2026
	Three Months Ended	Six Months Ended
Contributions to defined benefit plans	December 31, 2025	December 31, 2025	Remaining Contributions
United States, funded plan	$1,483	$2,742	$3,807
United States, unfunded plan	28	54	62
Germany, unfunded plan	-	-	275
	$1,511	$2,796	$4,144

12)     Income Taxes

The Company's effective tax rate from continuing operations for the three and six months ended  December 31, 2025 was 24.1% and 24.3%, respectively, compared with 35.5% and 22.6% for the equivalent prior year periods, respectively.

The tax rate was impacted in the three and six months ended  December 31, 2025 by the following items: (i) changes in the geographic mix of earnings; (ii) the recognition of a discrete tax benefit related to equity compensation; (iii) foreign withholding taxes; and (iv) federal tax credits related to research and development activities. The tax rate was impacted in the three and six months ended  December 31, 2024 by the following items: (i) a discrete tax benefit related to equity compensation, (ii) a discrete tax expense related to the write-off of foreign deferred tax assets, (iii) the jurisdictional mix of earnings, (iv) foreign withholding taxes; and (v) federal research and development tax credits.

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

The following table sets forth a reconciliation of the number of shares (in thousands) used in the computation of basic and diluted earnings per share:

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Basic - Average shares outstanding	12,043	11,942	12,027	11,872
Dilutive effect of unvested, restricted stock awards	12	83	46	100
Diluted - Average shares outstanding	12,055	12,025	12,073	11,972

Earnings available to common stockholders are the same for computing both basic and diluted earnings per share. There were no outstanding instruments that had an anti-dilutive effect at December 31, 2025 or 2024.

Performance stock units of 62,558 and 111,830 for the three and six months ended  December 31, 2025 and 2024, respectively, are excluded from the diluted earnings per share calculation as the performance criteria have not been met.

14)     Accumulated Other Comprehensive Loss

The components of the Company’s accumulated other comprehensive loss are as follows (in thousands):

	December 31, 2025	June 30, 2025
Foreign currency translation adjustment	$(98,962)	$(74,788)
Unrealized pension losses, net of tax	(89,118)	(90,972)
Unrealized gains on derivative instruments, net of tax	61	995
Total	$(188,019)	$(164,765)

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

Net sales and income from continuing operations by segment were as follows (in thousands):

	Three Months Ended December 31, 2025
	Electronics	Engineering Technologies	Scientific	Engraving	Specialty Solutions	Total
Net Sales	$115,668	$30,636	$19,502	$35,728	$19,786	$221,320
Segment Expenses	(85,903)	(26,259)	(15,014)	(29,160)	(17,674)	(174,010)
Segment operating income	29,765	4,377	4,488	6,568	2,112	47,310
Corporate						(10,682)
Restructuring costs						(438)
Acquisition related costs						(617)
Income From Operations						35,573
Interest expense						(7,914)
Other non-operating expense, net						(490)
Income from continuing operations before income taxes						$27,169

	Six Months Ended December 31, 2025
	Electronics	Engineering Technologies	Scientific	Engraving	Specialty Solutions	Total
Net Sales	$226,220	$60,530	$38,952	$71,568	$41,481	$438,751
Segment Expenses	(168,172)	(52,536)	(29,785)	(58,464)	(36,481)	(345,438)
Segment operating income	58,048	7,994	9,167	13,104	5,000	93,313
Corporate						(20,622)
Restructuring costs						(6,436)
Acquisition related costs						(1,049)
Income From Operations						65,206
Interest expense						(16,826)
Other non-operating expense income, net						(225)
Income from continuing operations before income taxes						$48,155

	Three Months Ended December 31, 2024
	Electronics	Engineering Technologies	Scientific	Engraving	Specialty Solutions	Total
Net Sales	$95,923	$22,649	$18,477	$31,454	$21,311	$189,814
Segment Expenses	(78,504)	(18,957)	(13,759)	(27,332)	(17,749)	(156,301)
Segment operating income	17,419	3,692	4,718	4,122	3,562	33,513
Corporate						(7,730)
Restructuring costs						(920)
Acquisition related costs						(16,400)
Income From Operations						8,463
Interest expense						5,575
Other non-operating expense, net						890
Income from continuing operations before income taxes						$1,998

	Six Months Ended December 31, 2024
	Electronics	Engineering Technologies	Scientific	Engraving	Specialty Solutions	Total
Net Sales	$173,656	$43,179	$36,170	$64,817	$42,456	$360,278
Segment Expenses	(139,209)	(35,477)	(26,703)	(54,871)	(35,346)	(291,606)
Segment operating income	34,447	7,702	9,467	9,946	7,110	68,672
Corporate						(15,864)
Restructuring costs						(2,006)
Acquisition related costs						(18,240)
Income From Operations						32,562
Interest expense						6,552
Other non-operating expense, net						862
Income from continuing operations before income taxes						$25,148

Capital expenditures and depreciation and amortization expense by segment were as follows (in thousands):

	Capital Expenditures		Depreciation and Amortization
	Three Months Ended December 31, 2025	Three Months Ended December 31, 2024	Three Months Ended December 31, 2025	Three Months Ended December 31, 2024
Electronics	$4,079	$2,248	$5,806	$4,957
Engineering Technologies	761	1,429	1,549	897
Scientific	180	474	318	311
Engraving	770	1,483	1,778	1,916
Specialty Solutions	1,868	1,095	420	363
Corporate and Other	6	236	113	61
Total	$7,664	$6,965	$9,984	$8,505

	Capital Expenditures		Depreciation and Amortization
	Six Months Ended December 31, 2025	Six Months Ended December 31, 2024	Six Months Ended December 31, 2025	Six Months Ended December 31, 2024
Electronics	$7,747	$5,799	$11,591	$8,371
Engineering Technologies	2,346	2,892	2,957	1,783
Scientific	251	543	638	630
Engraving	1,342	2,424	3,566	3,945
Specialty Solutions	2,324	1,538	842	714
Corporate and Other	74	494	207	123
Total	$14,084	$13,690	$19,801	$15,566

Net sales include only transactions with unaffiliated customers and include no intersegment sales. Income from operations by segment excludes interest expense and other non-operating (income) expense.

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

A summary of charges by initiative is as follows (in thousands):

	Three Months Ended December 31, 2025			Six Months Ended December 31, 2025
Fiscal Year 2026	Involuntary Employee Severance and Benefit Costs	Other	Total	Involuntary Employee Severance and Benefit Costs	Other	Total
Current year initiatives	$197	$51	$248	$4,798	$133	$4,931
Prior year initiatives	15	175	$190	861	644	$1,505
	$212	$226	$438	$5,659	$777	$6,436

	Three Months Ended December 31, 2024			Six Months Ended December 31, 2024
Fiscal Year 2025	Involuntary Employee Severance and Benefit Costs	Other	Total	Involuntary Employee Severance and Benefit Costs	Other	Total
Current year initiatives	$515	$92	$607	$780	$258	$1,038
Prior year initiatives	80	233	313	424	544	968
	$595	$325	$920	$1,204	$802	$2,006

Activity in the restructuring liability reserve related to the initiatives is as follows (in thousands):

Current Year Initiatives	Involuntary Employee Severance and Benefit Costs	Other	Total
Restructuring liabilities at June 30, 2025	$-	$-	$-
Additions and adjustments	4,798	133	4,931
Payments	(2,881)	-	(2,881)
Restructuring liabilities at December 31, 2025	$1,917	$133	$2,050

Prior Year Initiatives	Involuntary Employee Severance and Benefit Costs	Other	Total
Restructuring liabilities at June 30, 2025	$1,397	$60	$1,457
Additions and adjustments	861	644	1,505
Payments	(1,996)	(704)	(2,700)
Restructuring liabilities at December 31, 2025	$262	$-	$262

Prior Year	Involuntary Employee Severance and Benefit Costs	Other	Total
Restructuring liabilities at June 30, 2024	$1,253	$194	$1,447
Additions and adjustments	423	545	968
Payments	(1,261)	(603)	(1,864)
Restructuring liabilities at December 31, 2024	$415	$136	$551

The Company’s total restructuring expenses by segment are as follows:

	Three Months Ended December 31, 2025			Six Months Ended December 31, 2025
	Involuntary Employee Severance and Benefit Costs	Other	Total	Involuntary Employee Severance and Benefit Costs	Other	Total
Electronics	$-	$90	$90	$426	$389	$815
Engineering Technologies	19	-	19	19	-	19
Engraving	193	136	329	5,143	388	5,531
Specialty Solutions	-	-	-	71	-	71
	$212	$226	$438	$5,659	$777	$6,436

	Three Months Ended December 31, 2024			Six Months Ended December 31, 2024
	Involuntary Employee Severance and Benefit Costs	Other	Total	Involuntary Employee Severance and Benefit Costs	Other	Total
Engraving	$498	$325	$823	1,028	802	1,830
Electronics	$97	$-	97	97	-	97
Corporate	-	-	-	79	-	79
	$595	$325	$920	$1,204	$802	$2,006

Restructuring expense is expected to be approximately $1.0 million for the remainder of fiscal year 2026.

18)      Redeemable Noncontrolling Interest

The redeemable noncontrolling interest consists of 9.9% of common stock of Narayan Powertech Private Limited ("Narayan"), a privately-held India-based company. The Company owns the remaining 90.1%. During the three and six months ended  December 31, 2025, Narayan declared and distributed a dividend of $0.9 million and $1.6 million, respectively, to the Company and its noncontrolling interests, allocated according to equity ownership.

In accounting for the subsequent measurement of the redeemable noncontrolling interest measurement adjustments pursuant to ASC 480, Distinguishing Liabilities from Equity, the Company has made accounting policy elections to record any such applicable changes on the immediate recognition of the full adjustment required to report the redeemable noncontrolling interest at its redemption value, while also electing to record such adjustments under the income method, with a corresponding offset recorded to the Net income attributable to noncontrolling interests in consolidated subsidiaries within the consolidated statement of operations for the period in which such measurement adjustment becomes required. Given the lack of approval from RBI for the second closing and share swap, part of the noncontrolling interest is currently redeemable and the remaining noncontrolling interest is probable of redemption as of December 31, 2025. A re-measurement adjustment of $18 million has been recorded for the three and six months ended  December 31, 2025 to record the non-controlling interest as of December 31, 2025 at its estimated redemption value based on the terms of the agreement with the non-controlling interest shareholder.  This re-measurement adjustment has been recorded as a component of the total net income attributable to redeemable noncontrolling interest financial statement line in the Company’s condensed consolidated statements of operations.

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

It is our objective to grow larger and more profitable business units through a commitment to both organic and inorganic initiatives. We have a particular focus on identifying and investing in businesses, new products and new applications that complement our existing products and will increase our overall scale, global presence and capabilities. We continue to execute on acquisitions that are strategically aligned with our businesses and where the opportunity meets our investment metrics. We have divested, and likely will continue to divest, businesses that are not strategic or do not meet our growth and return expectations.

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

Unless otherwise noted, references to years are to fiscal years.

Results from Continuing Operations

	Three Months Ended December 31,		Six Months Ended December 31,
(In thousands, except percentages)	2025	2024	2025	2024
Net sales	$221,320	$189,814	$438,751	$360,278
Gross profit margin	41.7%	37.6%	41.6%	39.3%
Income from operations	35,573	8,463	65,206	32,562

(In thousands)	Three Months Ended December 31, 2025	Six Months Ended December 31, 2025
Net sales, prior year period	$189,814	$360,278
Components of change in sales:
Organic sales change	12,178	12,742
Effect of acquisitions	17,773	63,531
Effect of exchange rates	1,555	2,200
Net sales, current period	$221,320	$438,751

Net Sales

Net sales increased in the second quarter of fiscal year 2026 by $31.5 million or 16.6%, when compared to the prior year quarter.  Acquisitions accounted for increased sales of $17.8 million or 9.4%. Foreign currency positively impacted sales by $1.6 million, or 0.8%. Organic sales increased $12.2 million, or 6.4%, primarily due to increased sales into fast growth markets and contributions from new products.

Net sales increased in the six months ended December 31, 2025 by $78.5 million or 21.8%, when compared to the prior year period.  Acquisitions accounted for increased sales of $63.5 million or 17.6%. Foreign currency positively impacted sales by $2.2 million, or 0.6%. Organic sales increased $12.7 million, or 3.5%, primarily due to increased sales into fast growth markets and contributions from new products.

Gross Profit

Gross profit in the second quarter of fiscal year 2026 increased to $92.2 million, or a gross margin of 41.7% as compared to $71.4 million, or a gross margin of 37.6%, in the second quarter of fiscal year 2025. The margin increase was a result of the continued focus on pricing disciplines and productivity actions.

Gross profit in the six months ended December 31, 2025 increased to $182.7 million, or a gross margin of 41.6% as compared to $141.5 million, or a gross margin of 39.3%, in the prior year period. The margin increase was a result of the continued focus on pricing disciplines and productivity actions.

Selling, General, and Administrative Expenses

Selling, General, and Administrative (“SG&A”) expenses for the second quarter of fiscal year 2026 increased to $55.6 million, or 25.1% of sales as compared to $45.7 million, or 24.1% of sales during the prior year quarter. SG&A expenses during the second quarter of fiscal year 2026 were primarily impacted by increased expenses due to the recent acquisitions, research and development initiatives, and U.S. medical costs as compared to the prior year quarter.

Selling, General, and Administrative (“SG&A”) expenses for the six months ended December 31, 2025 increased to $110.0 million, or 25.1% of sales as compared to $88.7 million, or 24.6% of sales during the prior year period. SG&A expenses during the six months ended December 31, 2025 were primarily impacted by increased expenses due to the recent acquisitions, research and development initiatives, and U.S. medical costs as compared to the prior year period.

Restructuring Costs

We incurred restructuring expenses of $0.4 million in the second quarter of fiscal year 2026, and $6.4 million in the first six months of fiscal year 2026 primarily related to facility rationalization activities and announced closure of four sites in our Engraving segment. We have substantially completed our restructuring activities in Engraving and are well positioned to better serve our customers.

We expect to start seeing realization of these restructuring actions during the second half of fiscal year 2026.

Acquisition Related Costs

We incurred acquisition related expenses of $0.6 million in the second quarter of fiscal year 2026 and $1.0 million in the first six months of fiscal year 2026. Acquisition related expenses typically consist of due diligence, advisory, legal, integration, and valuation expenses incurred in connection with recent or pending acquisitions.

Income from Operations

Income from operations for the second quarter of fiscal year 2026 was $35.6 million, compared to $8.5 million during the prior year quarter. The increase of $27.1 million, or 320.3%, is primarily due to the contributions from recent acquisitions, productivity improvement initiatives, and lower purchase accounting and acquisition related costs, partially offset by increase in administrative and research and development expenses.

Income from operations for the six months ended December 31, 2025 was $65.2 million, compared to $32.6 million during the prior year period. The increase of $32.6 million, or 100.3%, is primarily due to the contributions from recent acquisitions, productivity improvement initiatives, and lower purchase accounting and acquisition related costs, partially offset by increase in administrative and research and development expenses.

Interest Expense

Interest expense for the second quarter of fiscal year 2026 was $7.9 million, an increase of $2.3 million from the prior year quarter. Interest expense for the six months ended December 31, 2025 was $16.8 million, an increase of $10.3 million from the prior year period. Our effective interest rate for the six months ended December 31, 2025 was 6.03%.

Income Taxes

The Company's effective tax rate from continuing operations for the second quarter of fiscal year 2026 and for the six months ended December 31, 2025 was 24.1% and 24.3%, respectively, compared with 35.5% and 22.6% for the prior year quarter and prior year period, respectively.

The tax rate was impacted in the three and six months ended December 31, 2025 by the following items: (i) changes in the geographic mix of earnings; (ii) the recognition of a discrete tax benefit related to equity compensation; (iii) foreign withholding taxes; and (iv) federal tax credits related to research and development activities.

The tax rate was impacted in the  three and six months ended  December 31, 2024 by the following items: (i) a discrete tax benefit related to equity compensation, (ii) a discrete tax expense related to the write-off of foreign deferred tax assets, (iii) the jurisdictional mix of earnings, (iv) foreign withholding taxes; and (v) federal research and development tax credits.

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

	As of December 31, 2025		As of December 31, 2024
	Total Backlog	Backlog under 1 year	Total Backlog	Backlog under 1 year
Electronics	$161,863	$150,207	$174,720	$156,881
Engineering Technologies	121,088	90,730	54,189	42,200
Scientific	5,209	5,209	4,561	4,561
Engraving	25,851	24,145	19,088	18,690
Specialty Solutions	11,837	11,795	16,623	16,545
Total	$325,848	$282,086	$269,181	$238,877

Total backlog realizable under one year increased $43.2 million, or 18.1%, to $282.1 million at December 31, 2025, from $238.9 million at December 31, 2024.  The year over year increase is primarily driven by $31.2 million in backlog from the recent acquisition in the Engineering Technologies segment.

Changes in backlog under one year are as follows (in thousands):

As of
(In thousands)	December 31, 2025
Backlog under 1 year, prior year period	$238,877
Components of change in backlog:
Organic change	12,042
Effect of acquisitions	31,167
Backlog under 1 year, current period	$282,086

Segment Analysis

Overall

 Looking forward to the remainder of fiscal year 2026, we anticipate continued improvement in key financials metrics, supported by productivity initiatives.

 In general, for the remainder of fiscal year 2026, we expect:

•	growth of new product sales as recently launched products ramp up and additional launches are introduced;
•	continued growth in the high margin electrical grid market through integration of the Amran/Narayan Group;
•	space markets to remain attractive, with modest volume increases expected from ongoing customer development;
•	continued strength in defense end markets as new platforms continue to ramp;
•	continued stability in hybrid and electric vehicle programs despite softness in general automotive end markets and planned new platform launches;
•	scientific cold storage demand to improve with partial recovery in NIH funding;
•	refuse and dump end markets to remain stable;
•	stable demand levels in food service equipment markets.

Electronics Group

	Three Months Ended December 31,		%	Six Months Ended December 31,		%
(In thousands, except percentages)	2025	2024	Change	2025	2024	Change
Net sales	$115,668	$95,923	20.6%	$226,220	$173,656	30.3%
Income from operations	29,765	17,419	70.9%	58,048	34,447	68.5%
Operating income margin	25.7%	18.2%		25.7%	19.8%

Net sales in the second quarter of fiscal year 2026 increased $19.7 million, or 20.6%, when compared to the prior year quarter. The recent acquisitions added $8.7 million, or 9.1%, in sales for the second quarter of fiscal year 2026. Organic sales increased by $10.6 million, or 11.1%, due to sales into fast growth markets and increased new product sales. The foreign currency impact increased net sales by 0.4% as compared to the prior year quarter.

Income from operations in the second quarter of fiscal year 2026 increased by $12.4 million, or 70.9%, when compared to the prior year quarter. The operating income increase was the result of higher volume, pricing initiatives and product mix.

Net sales in the six months ended December 31, 2025 increased $52.6 million, or 30.3%, when compared to the prior year quarter. The recent acquisitions added $44.5 million, or 25.6%, in sales for the six months ended December 31, 2025. Organic sales increased by $7.8 million, or 4.5%, due to sales into fast growth markets and increased new product sales. The foreign currency impact increased net sales by 0.2% as compared to the prior year quarter.

Income from operations in the six months ended December 31, 2025 increased by $23.6 million, or 68.5%, when compared to the prior year quarter. The operating income increase was the result of higher volume, pricing initiatives and product mix.

In the third quarter of fiscal year 2026, on a sequential basis, we expect slightly to moderately higher revenue, reflecting higher sales into fast growth end markets and from new products. The Company expects similar operating margin, primarily driven by product mix and continued strategic growth investments.

Engineering Technologies Group

	Three Months Ended December 31,		%	Six Months Ended December 31,		%
(In thousands, except percentages)	2025	2024	Change	2025	2024	Change
Net sales	$30,636	$22,649	35.3%	$60,530	$43,179	40.2%
Income from operations	4,377	3,692	18.6%	7,994	7,702	3.8%
Operating income margin	14.3%	16.3%		13.2%	17.8%

Net sales in the second quarter of fiscal year 2026 increased by $8.0 million, or 35.3%, when compared to the prior year quarter. Sales increase was attributable to the acquisition of McStarlite which added $7.6 million to revenue and an organic sales increase of $0.3 million or 1.2% was suppressed by delays in customer project timing.

Income from operations in the second quarter of fiscal year 2026 increased by $0.7 million, or 18.6%, when compared to the prior year quarter. The increase in operating income was a result of higher volume.

Net sales in the six months ended December 31, 2025 increased by $17.4 million, or 40.2%, when compared to the prior year quarter. Sales increase was attributable to the acquisition of McStarlite which added $14.2 million to revenue and an organic sales increase of $2.9 million or 6.7% driven by growth in the space and aviation end markets.

Income from operations in the six months ended December 31, 2025 increased by $0.3 million, or 3.8%, when compared to the prior year quarter. The increase in operating income was a result of higher volume.

In the third quarter of fiscal year 2026, on a sequential basis, we expect significantly higher revenue, due to growth in new product sales and more favorable project timing, and slightly to moderately higher operating margin due to higher volume.

Scientific Group

	Three Months Ended December 31,		%	Six Months Ended December 31,		%
(In thousands, except percentages)	2025	2024	Change	2025	2024	Change
Net sales	$19,502	$18,477	5.5%	$38,952	$36,170	7.7%
Income from operations	4,488	4,718	(4.9%)	9,167	9,467	(3.2%)
Operating income margin	23.0%	25.5%		23.5%	26.2%

Net sales in the second quarter of fiscal year 2026 increased by $1.0 million, or 5.5%, when compared to the prior year quarter due primarily to an 8.1% benefit from the Custom Biogenic Systems acquisition, partially offset by an organic decline of 2.6% from lower demand at academic and research institutions that were impacted by NIH funding cuts.

Income from operations in the second quarter of fiscal year 2026 decreased $0.2 million, or 4.9%, when compared to the prior year quarter due to organic decline partially offset by contribution from the acquisition.

Net sales in the six months ended December 31, 2025 increased by $2.8 million, or 7.7%, when compared to the prior year quarter due primarily to an 13.3% benefit from the Custom Biogenic Systems acquisition, partially offset by an organic decline of 5.6% from lower demand at academic and research institutions that were impacted by NIH funding cuts.

Income from operations in the six months ended December 31, 2025 decreased $0.3 million, or 3.2%, when compared to the prior year quarter due to organic decline partially offset by contribution from the acquisition.

In the third quarter of fiscal year 2026, on a sequential basis, we expect similar revenue and slightly lower operating margin due to product mix, investments in research and development, and tariff costs, partially offset by pricing and productivity initiatives.

Engraving Group

	Three Months Ended December 31,		%	Six Months Ended December 31,		%
(In thousands, except percentages)	2025	2024	Change	2025	2024	Change
Net sales	$35,728	$31,454	13.6%	$71,568	$64,817	10.4%
Income from operations	6,568	4,122	59.3%	13,104	9,946	31.8%
Operating income margin	18.4%	13.1%		18.3%	15.3%

Net sales in the second quarter of fiscal year 2026 increased by $4.3 million, or 13.6%, when compared to the prior year quarter. Organic sales increased by $3.2 million, or 10.3%, due to improved demand in Europe and North America. Foreign currency positive impacts on net sales were $1.0 million, or 3.3%.

Income from operations in the second quarter of fiscal year 2026 increased by $2.4 million, or 59.3%, when compared to the prior year quarter. The operating income increase was driven by organic sales increase and the realization of previously announced productivity initiatives and restructuring actions.

Net sales in the six months ended December 31, 2025 increased by $6.8 million, or 10.4%, when compared to the prior year quarter. Organic sales increased by $5.1 million, or 7.9%, due to improved demand in Europe and North America. Foreign currency positive impacts on net sales were $1.7 million, or 2.6%.

Income from operations in the six months ended December 31, 2025 increased by $3.2 million, or 31.8%, when compared to the prior year quarter. The operating income increase was driven by organic sales increase and the realization of previously announced productivity initiatives and restructuring actions.

In the third quarter of fiscal year 2026, on a sequential basis, we expect similar revenue and slightly lower operating margin due to project and regional mix.

Specialty Solutions Group

	Three Months Ended December 31,		%	Six Months Ended December 31,		%
(In thousands, except percentages)	2025	2024	Change	2025	2024	Change
Net sales	$19,786	$21,311	(7.2%)	$41,481	$42,457	(2.3%)
Income from operations	2,112	3,562	(40.7%)	5,000	7,110	(29.7%)
Operating income margin	10.7%	16.7%		12.1%	16.7%

Net sales in the second quarter of fiscal year 2026 decreased by $1.5 million, or 7.2%, when compared to the prior year quarter primarily due to lower demand in food service equipment and refuse and dump end markets.

Income from operations in the second quarter of fiscal year 2026 decreased $1.5 million, or 40.7%, when compared to the prior year quarter, due to lower volume and higher tariff costs which have been partly offset by increased pricing.

Net sales in the six months ended December 31, 2025 decreased by $1.0 million, or 2.3%, when compared to the prior year quarter primarily due to lower demand in food service equipment and refuse and dump end markets.

Income from operations in the six months ended December 31, 2025 decreased $2.1 million, or 29.7%, when compared to the prior year quarter, due to the lower volume and higher tariff costs which have been partly offset by increased pricing.

In the third quarter of fiscal year 2026, on a sequential basis, we expect moderately to significantly higher revenue and operating margin.

Corporate and Other

	Three Months Ended December 31,		%	Six Months Ended December 31,		%
(In thousands, except percentages)	2025	2024	Change	2025	2024	Change
Income from operations:
Corporate	$10,682	$7,730	38.2%	$20,622	$15,864	29.99%
Acquisition related costs	617	16,400	(96%)	1,049	18,240	(94.2%)
Restructuring costs	438	920	(52.4%)	6,436	2,006	220.8%

Corporate expenses in the second quarter and first six months of fiscal year 2026 increased as compared to the prior year periods primarily due to increase in variable compensation and employee medical costs.

The restructuring and acquisition related costs have been discussed above in the Company Overview.

Discontinued Operations

In pursuing our business strategy, we may divest certain businesses.  Future divestitures may be classified as discontinued operations based on their strategic significance to the Company. Net income (loss) from discontinued operations was less than $0.1 million for the three and six months ended December 31, 2025 and less than $(0.1) million for the three and six months ended December 31, 2024.

Liquidity and Capital Resources

At December 31, 2025, our total cash balance was $97.0 million, of which $77.8 million was held by foreign subsidiaries. The amount and timing of cash repatriation is dependent upon foreign exchange rates and each business unit’s operational needs including requirements to fund working capital, capital expenditure, and jurisdictional tax payments. The repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences or be subject to capital controls; however, those balances are generally available without legal restrictions to fund ordinary business operations.

Net cash provided by continuing operating activities for the six months ended December 31, 2025, was $37.5 million compared to net cash provided by continuing operating activities of $26.7 million in the prior year period. We generated $58.4 million from income statement activities and used $20.9 million of cash to fund working capital and other balance sheet increases. Cash flow used in investing activities for the six months ended December 31, 2025 totaled $14.1 million and consisted primarily of cash used for capital expenditures. Cash used for financing activities for the six months ended December 31, 2025 totaled $30.1 million and consisted primarily of repayments of borrowings of $26.0 million, cash paid for dividends of $7.9 million, and treasury stock related taxes of $3.8 million, and borrowings of $8.0 million.

Net cash provided by continuing operating activities for the six months ended December 31, 2024, was $26.7 million. We generated $39.3 million from income statement activities and used $7.9 million of cash to fund working capital and other balance sheet increases.  Cash flow used in investing activities for the six months ended December 31, 2024 totaled $429.4 million and consisted of $419.7 million for the acquisition of businesses, net of cash acquired, $13.7 million used for capital expenditures offset by $3.5 million in life insurance proceeds and $0.4 million proceeds from sales of real estate and equipment. Cash used for financing activities for the six months ended December 31, 2024 totaled $370.1 million and consisted primarily of borrowings of $724.3 million, repayments of $339.1 million, $4.4 million in related financing fees, purchases of stock of $5.2 million and cash paid for dividends of $7.4 million.

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

During the second quarter of fiscal year 2025, we entered into a $250 million 364-day term loan with existing lenders. Also, during the period, we converted the 364-day term loan into an exercise of the accordion feature under our existing credit facilities. In connection with the conversion of the loan, we entered into a Second Amendment to Third Amended and Restated Credit Agreement. This amendment expanded the total available credit under the Revolving Credit Agreement from $500 million to $825 million. As of December 31, 2025, we used $3.5 million against the letter of credit sub-facility and had the ability to borrow $212.6 million under the facility based on our current trailing twelve-month EBITDA.  The facility contains customary representations, warranties and restrictive covenants, as well as specific financial covenants. Current financial covenants under the facility are as follows:

Interest Coverage Ratio We are required to maintain a ratio of Earnings Before Interest and Taxes, as Adjusted (“Adjusted EBIT per the Credit Facility”), to interest expense for the trailing twelve months of at least 2.75:1.  Adjusted EBIT per the Credit Facility specifically excludes extraordinary and certain other defined items such as cash restructuring and acquisition related charges up to the lower of $20.0 million or 10% of EBITDA.  The facility also allows for unlimited non-cash purchase accounting and goodwill adjustments.  At December 31, 2025, the Interest Coverage Ratio was 4.33:1.

Leverage Ratio The ratio of funded debt to trailing twelve month Adjusted EBITDA per the Credit Facility, calculated as Adjusted EBIT per the Credit Facility plus depreciation and amortization, may not exceed 3.5:1.  Under certain circumstances in connection with a Material Acquisition (as defined in the Facility), the Facility allows for the leverage ratio to go as high as 4.0:1 for a four-fiscal quarter period.  At December 31, 2025, the leverage ratio was 2.55:1.

As of December 31, 2025, we had borrowings under our facility of $534.7 million. In order to manage our interest rate exposure on these borrowings, we are party to $225 million of active floating to fixed rate swaps.  These swaps convert our interest payments from SOFR to a weighted average fixed rate of 3.48%.  The effective rate of interest for our outstanding borrowings, including the impact of the interest rate swaps, was 6.03%.

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

The following table sets forth our capitalization:

(In thousands)	December 31, 2025	June 30, 2025
Long-term debt	$534,733	$552,515
Less cash and cash equivalents	(96,998)	(104,542)
Net (cash) debt	437,735	447,973
Total stockholders' equity	700,236	711,677
Total capitalization	$1,137,971	$1,159,650

We sponsor a number of defined benefit and defined contribution retirement plans.  The U.S. pension plan is frozen for substantially all participants.  We have evaluated the current and long-term cash requirements of these plans, and our existing sources of liquidity are expected to be sufficient to cover required contributions under ERISA and other governing regulations.

The fair value of our U.S. defined benefit pension plan assets was $149.7 million at December 31, 2025, as compared to $146.4 million at the most recent measurement date, which occurred as of June 30, 2025. The next measurement date to determine plan assets and benefit obligations will be on June 30, 2026.

Contributions of $2.8 million and $4.8 million were made during the six months ended December 31, 2025 and 2024, respectively. We expect to pay $4.1 million in contributions to our defined benefit plans during the remainder of fiscal year 2026 comprising of $3.8 million and $0.3 million to our unfunded defined benefit plans in the U.S. and Germany, respectively. There are no required contributions to the plans in Japan or the U.K. Any subsequent plan contributions will depend on the results of future actuarial valuations.

We have an insurance program in place to fund supplemental retirement income benefits for two retired executives. Current executives and new hires are not eligible for this program.  At December 31, 2025, the underlying policies had a cash surrender value of $6.8 million and are reported net of loans of $2.7 million for which we have the legal right of offset, these amounts are reported net on our balance sheet.

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

Defined Benefit Pension Plans – We record expenses related to these plans based upon various actuarial assumptions such as discount rates, mortality rates, and assumed rates of returns. Our pension plan is frozen for substantially all eligible U.S. employees and participants in the plan have ceased accruing future benefits.

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

Exchange Rate Risk

We are exposed to both transactional risk and translation risk associated with exchange rates.  The transactional risk is mitigated, in large part, by natural hedges developed with locally denominated debt service on intercompany accounts.  We also mitigate certain of our foreign currency exchange rate risks by entering into forward foreign currency contracts from time to time.  The contracts are used as a hedge against anticipated foreign cash flows, such as loan payments, customer remittances, and materials purchases, and are not used for trading or speculative purposes.  The fair values of the forward foreign currency exchange contracts are sensitive to changes in foreign currency exchange rates, as an adverse change in foreign currency exchange rates from market rates would decrease the fair value of the contracts.  However, any such losses or gains would generally be offset by corresponding gains and losses, respectively, on the related hedged asset or liability.  At December 31, 2025 the fair value, in the aggregate, of our open foreign exchange contracts was a liability of $1.7 million.

Our primary translation risk is with the Euro, British Pound Sterling, Peso, Japanese Yen, Indian Rupee and Chinese Yuan.  A hypothetical 10% appreciation or depreciation of the value of any these foreign currencies to the U.S. Dollar at December 31, 2025, would not result in a material change in our operations, financial position, or cash flows.  We hedge our most significant foreign currency translation risks primarily through cross currency swaps and other instruments, as appropriate.

Interest Rate Risk

Our effective interest rate on borrowings was 6.03% at December 31, 2025.  Our interest rate exposure is limited primarily to interest rate changes on our variable rate borrowings (currently based on a rolling 1-month SOFR) and is partially mitigated by our use of an interest rate swap agreement to modify our exposure to interest rate movements. At December 31, 2025, we have $225 million of active floating to fixed rate swaps with terms through August 2028.  These swaps convert our interest payments from a SOFR-based rate to a fixed rate of 3.48% on $225 million of debt.  At December 31, 2025, the fair value, in the aggregate, of the interest rate swaps was a liability of $1.2 million. A 25-basis point increase in interest rates would increase our annual interest expense by approximately $1.1 million.

Concentration of Credit Risk

We have a diversified customer base. As such, the risk associated with concentration of credit risk is inherently minimized. As of December 31, 2025, no one customer accounted for more than 5% of our consolidated outstanding receivables or of our sales.

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

ITEM 4.     CONTROLS AND PROCEDURES

At the end of the period covered by this Report, the management of the Company, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2025 in ensuring that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's ("SEC") rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There was no change in the Company's internal control over financial reporting during the quarterly period ended December 31, 2025 that has materially affected or is reasonably likely to materially affect the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

(c)	The following table provides information about purchases by the Company of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

Issuer Purchases of Equity Securities(1)
Quarter Ended December 31, 2025

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or appropriate dollar value) of shares (or units) that may yet be purchased under the plans or programs
October 1, 2025 - October 31, 2025	71	$217.17	71	24,057

November 1, 2025 - November 30, 2025	111	244.87	111	24,029

December 1, 2025 - December 31, 2025	70	220.13	70	24,014

Total	252	230.19	252

(1)	The Company has a Stock Buyback Program (the “Program”) which was originally announced on January 30, 1985 and most recently amended on April 28, 2022. Under the Program, the Company is authorized to repurchase up to an aggregate of $200 million of its shares. Under the program, purchases may be made from time to time on the open market, including through 10b5-1 trading plans, or through privately negotiated transactions, block transactions, or other techniques in accordance with prevailing market conditions and the requirements of the Securities and Exchange Commission. The Board’s authorization is open-ended and does not establish a timeframe for the purchases. The Company is not obligated to acquire a particular number of shares, and the program may be discontinued at any time at the Company’s discretion.

ITEM 5. Other Information

Except as set forth below, none of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarter ended December 31, 2025.

NAME AND TITLE OF SELLER	DATE OF PLAN ADOPTION	CHARACTER OF TRADING AGREEMENT	AGGREGATE NUMBER OF SHARES OF COMMON STOCK TO BE PURCHASED OR SOLD	DURATION	OTHER MATERIAL TERMS	DATE TERMINATED
David A. Dunbar, Chairman, President & CEO (1)	November 12, 2025	Rule 10b5-1 Trading Plan	15,000 to be sold	February 26, 2027 (2)	Sales are to be made commencing on or after February 16, 2026, in tranches with specified limit prices.	N/A
Thomas E. Chorman	November 6, 2025	Rule 10b5-1 Trading Plan	500 to be sold	November 6, 2026 (3)	Sales are to be made commencing February 4, 2026 in ten equal monthly tranches through November 6, 2026	N/A

(1)	The subject shares are held as follows: (a) 15,000 shares indirectly in an irrevocable trust for which Mr. Dunbar is a trustee.
(2)

The plan terminates on the earliest to occur of (i) close of trading on February 26, 2027, or (ii) the date that the aggregate number of shares sold pursuant to the plan reaches 15,000 shares. The plan also terminates promptly upon the death, dissolution, bankruptcy or insolvency of the Seller. The plan also is subject to suspension and/or termination under certain circumstances in the event of a Qualifying Securities Offering (as defined in the plan).

(3)	The plan terminates on close of trading on November 6, 2026, or promptly upon the death, dissolution, bankruptcy or insolvency of the Seller.

Item 6. Exhibits

(a)	Exhibits

Incorporated
Exhibit		by Reference		Filed
Number	Exhibit Description	Form	Date	Herewith
31.1	Principal Executive Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) and Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X

31.2	Principal Financial Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) and Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X

32	Principal Executive Officer and Principal Financial Officer Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			X

101	The following materials from this Quarterly Report on Form 10-Q, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Unaudited Condensed Consolidated Balance Sheets, (ii) Unaudited Condensed Consolidated Statements of Operations, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income (loss), (iv) Unaudited Condensed Consolidated Statements of Stockholders' Equity, (v) Unaudited Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.			X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).			X

ALL OTHER ITEMS ARE INAPPLICABLE

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STANDEX INTERNATIONAL CORPORATION

Date:	January 30, 2026	/s/ ADEMIR SARCEVIC
Ademir Sarcevic
Vice President/Chief Financial Officer
(Principal Financial & Accounting Officer)

Date:	January 30, 2026	/s/ DANIELLE RANGEL
Danielle Rangel
Vice President/Chief Accounting Officer