Form 10-Q
period 2026-03-31
STANDEX INTERNATIONAL CORP/DE/
filed 2026-05-06
CIK 310354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

The number of shares of Registrant's Common Stock outstanding on April 28, 2026 was 12,114,922.

STANDEX INTERNATIONAL CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1

STANDEX INTERNATIONAL CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)	March 31, 2026	June 30, 2025
ASSETS
Current assets:
Cash and cash equivalents	$103,725	$104,542
Accounts receivable, less allowance for credit losses of $4,087 and $3,985 at March 31, 2026 and June 30, 2025, respectively	179,695	172,702
Inventories	129,563	129,994
Contract assets	43,239	59,228
Prepaid expenses and other current assets	26,497	14,413
Total current assets	482,719	480,879

Property, plant, and equipment, net	152,581	160,364
Intangible assets, net	204,855	225,757
Goodwill	585,503	610,338
Deferred tax asset	9,786	11,971
Operating lease right-of-use asset	45,812	47,998
Other non-current assets	45,521	29,573
Total non-current assets	1,044,058	1,086,001

Total assets	$1,526,777	$1,566,880

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$77,361	$88,001
Accrued liabilities	64,180	63,204
Income taxes payable	16,864	15,770
Total current liabilities	158,405	166,975

Long-term debt	472,841	552,515
Operating lease long-term liabilities	36,586	40,057
Accrued pension and other non-current liabilities	60,539	67,743
Total non-current liabilities	569,966	660,315

Contingencies (Note 15)

Redeemable noncontrolling interest	44,227	27,913

Stockholders' equity:
Common stock, par value $1.50 per share, 60,000,000 shares authorized, 27,984,278 shares issued, 12,050,049 and 11,992,116 shares outstanding at March 31, 2026 and June 30, 2025	41,976	41,976
Additional paid-in capital	142,396	136,082
Retained earnings	1,198,976	1,126,851
Accumulated other comprehensive loss	(198,941)	(164,765)
Treasury shares: 15,934,229 and 15,992,162 shares at March 31, 2026 and June 30, 2025	(430,228)	(428,467)
Total stockholders' equity	754,179	711,677

Total liabilities and stockholders' equity	$1,526,777	$1,566,880

See notes to unaudited condensed consolidated financial statements

STANDEX INTERNATIONAL CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended March 31,		Nine Months Ended March 31,
(In thousands, except share and per share data)	2026	2025	2026	2025
Net sales	$224,595	$207,780	$663,346	$568,058
Cost of sales	132,663	125,350	388,749	344,108
Gross profit	91,932	82,430	274,597	223,950
Selling, general, and administrative expenses	52,441	52,049	162,413	140,761
Gain on sale of business	(56,837)	-	(56,837)	-
Restructuring costs	2,989	1,976	9,425	3,982
Deal related costs	2,513	2,152	3,562	20,392
Total operating expenses	1,106	56,177	118,563	165,135
Income from operations	90,826	26,253	156,034	58,815
Interest expense	7,328	8,363	24,154	14,915
Other non-operating expense, net	829	309	1,054	1,171
Income from continuing operations before income taxes	82,669	17,581	130,826	42,729
Provision for income taxes	14,037	(5,197)	25,738	475
Income from continuing operations	68,632	22,778	105,088	42,254
Loss from discontinued operations, net of tax	(115)	(52)	(94)	(56)
Net income	68,517	22,726	104,994	42,198
Less: net income attributable to redeemable noncontrolling interest	1,539	846	20,839	1,264
Net income attributable to common stockholders	$66,978	$21,880	$84,155	$40,934

Basic earnings per share attributable to Standex International Corporation shareholders:
Continuing operations	5.57	1.83	7.00	3.44
Discontinued operations	(0.01)	-	(0.01)	-
Total	$5.56	$1.83	$6.99	$3.44

Diluted earnings per share attributable to Standex International Corporation shareholders:
Continuing operations	5.56	1.81	6.99	3.41
Discontinued operations	(0.01)	-	(0.01)	-
Total	$5.55	$1.81	$6.98	$3.41

Weighted average number of shares:
Basic	12,048	11,986	12,033	11,906
Diluted	12,062	12,059	12,053	11,997

See notes to unaudited condensed consolidated financial statements

STANDEX INTERNATIONAL CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended March 31,		Nine Months Ended March 31,
(In thousands)	2026	2025	2026	2025
Net income	$68,517	$22,726	$104,994	$42,198
Other comprehensive income (loss):
Defined benefit pension plans:
Actuarial gains (losses) and other changes in unrecognized costs, net of tax	70	(125)	$127	$(77)
Amortization of unrecognized costs, net of tax	891	800	2,688	2,397
Derivative instruments:
Change in unrealized gains (losses), net of tax	1,258	15	670	(139)
Amortization of unrealized losses into interest expense, net of tax	(89)	(925)	(435)	(3,310)
Foreign currency translation (losses) gains	(14,149)	10,263	(39,427)	5,827
Other comprehensive (loss) gain	(12,019)	10,028	(36,377)	4,698

Total comprehensive income	56,498	32,754	68,617	46,896
Less: comprehensive income attributable to redeemable noncontrolling interest	442	937	18,638	838
Total comprehensive income attributable to Standex International Corporation	$56,056	$31,817	$49,979	$46,058

See notes to unaudited condensed consolidated financial statements

STANDEX INTERNATIONAL CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Stockholders' Equity

For the three month period ended	Redeemable		Additional		Accumulated Other			Total
March 31, 2026	Noncontrolling	Common	Paid-in	Retained	Comprehensive	Treasury Stock		Stockholders'
(in thousands, except as specified)	Interest	Stock	Capital	Earnings	(Loss) Income	Shares	Amount	Equity
Balance, December 31, 2025	$44,511	$41,976	$140,476	$1,136,096	$(188,019)	15,937	$(430,293)	$700,236
Stock issued under incentive compensation plans and employee purchase plans and business acquisitions	-	-	181	-	-	(3)	67	248
Stock-based compensation	-	-	1,739	-	-	-	-	1,739
Treasury stock acquired	-	-	-	-	-	-	(2)	(2)
Comprehensive income (loss):	-	-	-	-	-	-	-	-
Net income	1,539	-	-	66,978	-	-	-	66,978
Foreign currency translation adjustment	(1,097)	-	-	-	(13,052)	-	-	(13,052)
Pension, net of tax of $0.3 million	-	-	-	-	961	-	-	961
Change in fair value of derivatives, net of tax of $0.4 million	-	-	-	-	1,169	-	-	1,169
Distributions to noncontrolling interests	(726)	-	-	-	-	-	-	-
Dividends declared ($0.34 per share)	-	-	-	(4,098)	-	-	-	(4,098)
Balance, March 31, 2026	$44,227	$41,976	$142,396	$1,198,976	$(198,941)	15,934	$(430,228)	$754,179

For the three month period ended	Redeemable		Additional		Accumulated Other			Total
March 31, 2025	Noncontrolling	Common	Paid-in	Retained	Comprehensive	Treasury Stock		Stockholders'
(in thousands, except as specified)	Interest	Stock	Capital	Earnings	(Loss) Income	Shares	Amount	Equity
Balance, December 31, 2024	$26,635	$41,976	$132,327	$1,097,857	$(187,769)	15,998	$(428,357)	$656,034
Stock issued under incentive compensation plans and employee purchase plans	-	-	191	-	-	(1)	38	229
Stock-based compensation	-	-	2,723	-	-	-	-	2,723
Comprehensive income (loss):
Net income	846	-	-	21,880	-	-	-	21,880
Foreign currency translation adjustment	91	-	-	-	10,174	-	-	10,174
Pension, net of tax of $0.2 million	-	-	-	-	673	-	-	673
Change in fair value of derivatives, net of tax of $0.3 million	-	-	-	-	(910)	-	-	(910)
Dividends declared ($0.32 per share)	-	-	-	(3,875)	-	-	-	(3,875)
Balance, March 31, 2025	$27,572	$41,976	$135,241	$1,115,862	$(177,832)	15,997	$(428,319)	$686,928

See notes to unaudited condensed consolidated financial statements

STANDEX INTERNATIONAL CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Stockholders' Equity

For the nine month period ended	Redeemable		Additional		Accumulated Other			Total
March 31, 2026	Noncontrolling	Common	Paid-in	Retained	Comprehensive	Treasury Stock		Stockholders'
(in thousands, except as specified)	Interest	Stock	Capital	Earnings	(Loss) Income	Shares	Amount	Equity
Balance, June 30, 2025	$27,913	$41,976	$136,082	$1,126,851	$(164,765)	15,992	$(428,467)	$711,677
Stock issued under incentive compensation plans and employee purchase plans	-	-	(264)	-	-	(76)	2,039	1,775
Stock-based compensation	-	-	6,578	-	-	-	-	6,578
Treasury stock acquired	-	-	-	-	-	18	(3,800)	(3,800)
Comprehensive income (loss):			-	-		-	-	-
Net Income	20,839	-	-	84,155	-	-	-	84,155
Foreign currency translation adjustment	(2,201)	-	-	-	(37,226)	-	-	(37,226)
Pension, net of tax of $0.9 million	-	-	-	-	2,815	-	-	2,815
Change in fair value of derivatives, net of tax of $0.1 million	-	-	-	-	235	-	-	235
Distributions to noncontrolling interests	(2,324)	-	-	-	-	-	-	-
Dividends declared ($1.00 per share)	-	-	-	(12,030)	-	-	-	(12,030)
Balance, March 31, 2026	$44,227	$41,976	$142,396	$1,198,976	$(198,941)	15,934	$(430,228)	$754,179

For the nine month period ended	Redeemable		Additional		Accumulated Other			Total
March 31, 2025	Noncontrolling	Common	Paid-in	Retained	Comprehensive	Treasury Stock		Stockholders'
(in thousands, except as specified)	Interest	Stock	Capital	Earnings	(Loss) Income	Shares	Amount	Equity
Balance, June 30, 2024	$-	$41,976	$106,193	$1,086,277	$(182,956)	16,222	$(429,987)	$621,503
Stock issued under incentive compensation plans and employee purchase plans	-	-	(711)	-	-	(102)	2,730	2,019
Stock issued for business acquisition	-	-	21,881	-	-	(152)	4,072	25,953
Fair value of noncontrolling interest at acquisition	26,734	-	-	-	-	-	-	-
Stock-based compensation	-	-	7,878	-	-	-	-	7,878
Treasury stock acquired	-	-	-	-	-	29	(5,134)	(5,134)
Comprehensive income (loss):
Net income	1,264	-	-	40,934	-	-	-	40,934
Foreign currency translation adjustment	(426)	-	-	-	6,253	-	-	6,253
Pension, net of tax of $0.7 million	-	-	-	-	2,320	-	-	2,320
Change in fair value of derivatives, net of tax of $1.1 million	-	-	-	-	(3,449)	-	-	(3,449)
Dividends declared ($0.94 per share)	-	-	-	(11,349)	-	-	-	(11,349)
Balance, March 31, 2025	$27,572	$41,976	$135,241	$1,115,862	$(177,832)	15,997	$(428,319)	$686,928

See notes to unaudited condensed consolidated financial statements

STANDEX INTERNATIONAL CORPORATION AND SUBSIDIARIES

 Unaudited Condensed Consolidated Statements of Cash Flows

	Nine Months Ended March 31,
(In thousands)	2026	2025
Cash flows from operating activities
Net income	$104,994	$42,198
Loss from discontinued operations	(94)	(56)
Income from continuing operations	105,088	42,254
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,249	25,310
Stock-based compensation	6,578	7,878
Non-cash portion of restructuring charge	575	(401)
Contributions to defined benefit plans	(5,352)	(6,153)
Gain on sale of business	(56,837)	-
Changes in operating assets and liabilities, net	(29,884)	(32,675)
Net cash provided by operating activities - continuing operations	49,417	36,213
Net cash used in operating activities - discontinued operations	(286)	(42)
Net cash provided by operating activities	49,131	36,171
Cash flows from investing activities
Proceeds from sale of business	68,299	-
Expenditures for property, plant, and equipment	(19,674)	(19,762)
Expenditures for acquisitions, net of cash acquired	-	(477,381)
Other investing activity	(423)	3,800
Net cash provided by (used in) investing activities	48,202	(493,343)
Cash flows from financing activities
Proceeds from borrowings	25,000	792,313
Payments of debt	(105,000)	(362,109)
Contingent consideration payment	(330)	-
Activity under share-based payment plans	1,775	2,019
Purchases of treasury stock and other	(3,800)	(9,582)
Distributions to non-controlling interests	(2,324)	-
Cash dividends paid	(12,135)	(11,197)
Net cash (used in) provided by financing activities	(96,814)	411,443
Effect of exchange rate changes on cash and cash equivalents	(1,336)	1,336
Net change in cash and cash equivalents	(817)	(44,393)
Cash and cash equivalents at beginning of year	104,542	154,203
Cash and cash equivalents at end of period	$103,725	$109,810

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$24,140	$13,239
Income taxes, net of refunds	$26,106	$16,924
Stock issued for business acquisition	$-	$25,953

See notes to unaudited condensed consolidated financial statements

STANDEX INTERNATIONAL CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

1)     Management Statement

As of March 31, 2026, Standex International Corporation (“Standex” or the “Company”) is a diversified industrial manufacturer in four broad business segments: Electronics, Aerospace & Defense, Scientific, and Engraving & Hydraulics with operations in the United States, Europe, Canada, Japan, Singapore, Mexico, Turkey, India, and China. The accompanying consolidated financial statements include the accounts of Standex International Corporation and its subsidiaries and are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). During the third quarter of fiscal 2026, the Company sold its Federal Industries display merchandising business. This business was previously a part of the Specialty Solutions segment. Following this divestiture, the Company realigned its businesses and made organizational changes to better allocate resources to support changes to its business strategy. This resulted in combining Hydraulics business which was previously a part of the Specialty Solutions segment with the Engraving business to form the Engraving & Hydraulics segment. Additionally, the Engineering Technologies segment was re-named as the Aerospace & Defense segment to better reflect the markets served by this segment. Following these changes, the Company reviewed the quantitative and qualitative characteristics of its remaining businesses and determined that it has four reportable segments as noted in Note 16. Accordingly, all periods presented have been revised to reflect the new reportable segments. The Other segment included in Note 16 includes the results of the Company's divested display merchandising business.

All intercompany accounts and transactions have been eliminated in consolidation. Noncontrolling interests in subsidiaries related to Standex’s ownership interests of less than 100% are reported as Noncontrolling interests in the consolidated balance sheets. The results of noncontrolling ownership interests held by Standex are reported as Net income attributable to redeemable noncontrolling interests in the consolidated statements of operations.

The Company considers events or transactions that occur after the balance sheet date, but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. The Company evaluated subsequent events through the date and time the consolidated financial statements were issued.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the results of operations for the three and nine months ended March 31, 2026 and 2025, the cash flows for the nine months ended March 31, 2026 and 2025, and the financial position of Standex at March 31, 2026. The interim results are not necessarily indicative of results for a full year. The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. The unaudited condensed consolidated financial statements and notes do not contain information which would substantially duplicate the disclosures contained in the audited annual consolidated financial statements and notes for the year ended June 30, 2025. The condensed consolidated balance sheet at June 30, 2025 presented herein was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The financial statements contained herein should be read in conjunction with the Annual Report on Form 10-K and in particular, the audited consolidated financial statements for the year ended June 30, 2025. Unless otherwise noted, references to years are to the Company’s fiscal years. Currently the fiscal year end is June 30. For further clarity, the Company's fiscal year 2026 includes the twelve-month period from July 1, 2025 to June 30, 2026.

The preparation of consolidated financial statements in conformity with GAAP requires the use of estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the financial statements and for the period then ended. Estimates are based on historical experience, actuarial estimates, current conditions and various other assumptions that are believed to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying values of assets and liabilities when they are not readily apparent from other sources. These estimates assist in the identification and assessment of the accounting treatment necessary with respect to commitments and contingencies. Changes in underlying assumptions or conditions could cause estimates to differ which would impact the financial statements. The estimates and assumptions used in the preparation of the consolidated financial statements have considered the implications on the Company of ongoing global events and related economic impacts. As a result, there is heightened volatility and uncertainty around tariff actions, supply chain performance, labor availability, and customer demand. However, the magnitude of such impact on the Company’s business and its duration is uncertain. The Company is not aware of any specific event or circumstance that would require an update to its estimates or adjustments to the carrying value of its assets and liabilities as of  March 31, 2026 and the issuance date of this quarterly report on Form 10-Q.

Research and development expenditures are expensed as incurred. Total research and development costs, which are classified under selling, general, and administrative expenses, were $5.6 million and $5.4 million for the three months ended  March 31, 2026 and 2025, respectively. Total research and development costs were $18.1 million and $15.6 million for the nine months ended March 31, 2026 and 2025, respectively.

Recently Issued Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that the Company adopts as of the specified effective date.

The Organization for Economic Co-operation and Development (OECD) and the G20 Inclusive Framework on Base Erosion and Profit Shifting (the "Inclusive Framework") have put forth Pillar Two proposals that ensure a minimal level of taxation. Several countries in which the Company operates, including several European Union member states, have adopted domestic legislation to implement the Inclusive Framework's global corporate minimum tax rate of fifteen percent. This legislation became effective for the Company beginning in the fiscal year 2025. In January 2026, the OECD issued additional guidance on the Pillar Two system of global minimum tax rules. Based on the Company's analysis of Pillar Two provisions, these tax law changes are not expected to have a material impact on the Company's financial statements for the fiscal year 2026.

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

In December 2023, the FASB issued ASU 2023- 09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures. This ASU was issued to enhance the transparency and decision usefulness of income tax disclosures by requiring public business entities on an annual basis to disclose specific categories in the rate reconciliation, additional information for reconciling items that meet a quantitative threshold, and certain information about income taxes paid. This ASU is effective for fiscal years beginning after December 15, 2024. The amendments in this ASU are required to be applied on a prospective basis and retrospective adoption is permitted. The Company is currently evaluating the impact that the adoption of ASU 2023- 09 will have on its consolidated financial statements and disclosures.

In July 2025, the FASB issued ASU 2025-05, Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient for measuring expected credit losses on current trade receivables and contract assets by assuming that current conditions remain unchanged over the life of the asset. The amendments are effective for annual and interim periods beginning after December 15, 2025, with early adoption permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

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

In November 2025, the FASB issued ASU 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements. This ASU introduces five targeted improvements to better align hedge accounting with entities’ risk management activities. This ASU is effective for fiscal years beginning after December 15, 2026, and interim periods within those annual reporting periods, with early adoption permitted. The amendments in this ASU are required to be applied on a prospective basis for all hedging relationships. The Company is currently evaluating the impact this ASU  may have on its financial statement disclosures.

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software related to accounting for internal-use software costs. The amendments in this update improve the operability of the guidance by removing all references to software development project stages so that the guidance is neutral to different software development methods. This update is effective for annual periods beginning after December 15, 2027, including interim periods within those fiscal years, though early adoption is permitted. The Company is currently in the process of evaluating the effects of this pronouncement on its consolidated financial statements.

In December 2025, the FASB issued ASU No. 2025-11, Narrow-Scope Improvements (“ASU 2025-11”). The guidance in ASU 2025-11 amends ASC Topic 270, Interim Reporting, to provide clarity on the current interim reporting requirements and to require entities to disclose events since the end of the last annual reporting period that have a material impact on the entity through the addition of the disclosure principle. The standard is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. Upon adoption, ASU 2025-11 may be applied prospectively or retrospectively. The Company is currently evaluating when it will adopt the ASU 2025-11 and the impact that the adoption  may have on its consolidated financial statements, including related footnote disclosures.

2)     Acquisitions

McStarlite

On  February 5, 2025, the Company acquired 100% of the issued and outstanding shares of Basmat Inc., dba McStarlite, a privately held company, for $57.0 million, net of cash acquired. McStarlite is a leading provider of complex sheet metal aerospace components.  It designs and manufactures cold deep draw and bulge-formed aviation components, including segmented and single piece lipskins, nozzles, complex sheet metal assemblies, and tooling to support production hardware. McStarlite's results are reported within the Company's Aerospace & Defense segment.

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

During the nine months ended March 31, 2026, the Company made the following changes to the purchase price allocation of McStarlite as mentioned below (in thousands):

	Preliminary Allocation as of June 30, 2025	Adjustments	Final Allocation as of March 31, 2026
Total purchase consideration:
Cash payments	$57,549	$-	$57,549
Less: cash acquired	(586)	-	(586)
Total	$56,963	$-	$56,963

Identifiable assets acquired and liabilities assumed:
Other acquired assets	$8,808	$-	$8,808
Inventories	6,744	-	6,744
Customer backlog	3,970	-	3,970
Property, plant, and equipment	8,603	-	8,603
Identifiable intangible assets	24,500	-	24,500
Goodwill	16,761	(554)	16,207
Liabilities assumed	(12,423)	554	(11,869)
Total	$56,963	$-	$56,963

There were no changes to the purchase price allocations of any other acquisitions during the nine months ended March 31, 2026.

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

Total consideration for Amran aggregated to $179.7 million, consisting of $153.7 million in cash consideration and 152,299 shares of Standex common stock, issued out of the Company's treasury shares, with a fair value of $26.0 million. The fair value of Standex common stock issued as part of the consideration for Amran was determined on the basis of the closing market price of the Company's common shares on the Closing Date. The total consideration for the 90.1% interest in Narayan consisted of a cash payment of $261.9 million. The Company entered into a Shareholder Agreement that provides the Company with the right to purchase, and the noncontrolling interest holders with the right to sell, their remaining noncontrolling interest at a contractually defined redemption value. As the redemptions are contingently redeemable at the option of the noncontrolling interest shareholders, the Company classifies the redeemable noncontrolling interest in the mezzanine equity section on the consolidated balance sheets, which is presented above the equity section and below liabilities. The repurchase price of the redeemable noncontrolling interests is the greater of the share price paid for similar shares as part of the Narayan Acquisition or 12 times twelve months' trailing EBITDA. The redeemable noncontrolling interest represents the minority shareholder's interest. More specifically, the Shareholders’ Agreement provides the noncontrolling interest holders with the right (but not an obligation) to transfer up to their remaining interest in Narayan for a period of three years ("Put Option Period") to Mold-Tech Singapore. Subsequent to the expiration of the Put Option Period, Mold-Tech Singapore will have the right (but not an obligation) to acquire the remaining interest in Narayan for an additional three-year consecutive period.

The purchase price was allocated to the net tangible and identifiable intangible assets acquired and liabilities assumed and noncontrolling interest based on a valuation of their fair values on the Closing Date. Goodwill recorded from this transaction is attributable to Amran/Narayan Group’s technical and applications expertise, which is highly complementary to the Company's existing business.

Identifiable intangible assets of $136.0 million consist primarily of $28.7 million for indefinite lived tradenames and $107.3 million of customer relationships to be amortized over 12 years. Goodwill of $298.4 was recognized. Goodwill related to the Amran (U.S.) acquisition is deductible for U.S. income tax purposes; the goodwill related to the Narayan (India) acquisition is not deductible. The accounting for business combinations requires estimates and judgments regarding expectations for future cash flows of the acquired business, and the allocations of those cash flows to identifiable tangible and intangible assets, in determining the assets acquired and liabilities assumed. The fair values assigned to tangible and intangible assets acquired and liabilities assumed are based on management's best estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques. On the date of acquisition, the fair value of the noncontrolling interest in Narayan was determined based on the consideration expected to be transferred by the Company for its controlling ownership interest based on the Standex share price at the Closing Date.

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

The following table reflects the unaudited pro forma operating results of the Company for the three and nine months ended  March 31, 2025, which give effect to the acquisition of the Amran/Narayan Group as if it had occurred effective  July 1, 2023. The pro forma results are not necessarily indicative of the operating results that would have occurred had the acquisition been effective as of the date indicated, nor are they intended to be indicative of results that  may occur in the future. The pro forma information does not include the effects of any synergies related to the Amran/Narayan Group acquisition, transactions between the entities prior to acquisition, or the pre-acquisition impact of other businesses acquired by the Company during this period as they were not material to the Company’s historical results of operations.

	Three Months Ended	Nine Months Ended
(in thousands)	March 31, 2025
Net sales	$207,780	$604,501
Net income	26,851	70,794

Pro forma earnings during the periods presented were adjusted to include the following adjustments:

●	Amortization of inventory step-up to fair value assuming inventory turns within a two-month period;
●	Amortization of definite-lived intangible assets recognized at fair value that exceed one year as if acquired July 1, 2023;
●	Non-recurring acquisition-related costs have been excluded from net income;
●	Interest expense (including amortization of loan discount) on the Term Loan Credit Agreement entered into in connection with the acquisition as if the loan was obtained July 1, 2023. The interest rate assumed for purposes of the pro forma financial information was 7.7% on average as the rate in agreement is a variable rate plus certain margins; and
●	Income tax expense (benefit) was adjusted related to the above pro forma adjustments using an estimated tax rate of 22.6%.

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

Deal Related Costs

Deal related costs include costs related to acquired businesses and other pending acquisitions. These costs consist of (i) deferred compensation arrangements and (ii) deal related professional service fees and expenses, including financial advisory, legal, accounting, and other outside services incurred in connection with integration and acquisition activities, and regulatory matters related to acquired entities. These costs do not include purchase accounting expenses, which the Company defines as acquired backlog and the step-up of inventory to fair value, or the amortization of the acquired intangible assets.

Deal related costs for the three months ended March 31, 2026 and 2025 were $2.5 million and $2.2 million, respectively. Deal related costs for the nine months ended March 31, 2026 and 2025 were $3.6 million and $20.4 million, respectively.

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

In general, the Company recognizes revenue at the point in time control transfers to its customer based on predetermined shipping terms. Revenue is recognized over time under certain long-term contracts within the Aerospace & Defense and Engraving & Hydraulics segments for highly customized customer products that have no alternative use and in which the contract specifies the Company has a right to payment for its costs, plus a reasonable margin. For these products, the transfer of control is measured pro rata, based upon current estimates of costs to complete such contracts. Losses on contracts are fully recognized in the period in which the losses become determinable. Revisions in profit estimates are reflected on a cumulative basis in the period in which the basis for such revision becomes known.

Disaggregation of Revenue from Contracts with Customers

The following table presents revenue from continuing operations disaggregated by product line and segment (in thousands):

	Three Months Ended		Nine Months Ended
Revenue by Product Line	March 31, 2026	March 31, 2025	March 31, 2026	March 31, 2025

Electronics	$119,707	$111,283	$345,928	$284,939

Aerospace & Defense	36,591	27,375	97,121	70,555

Scientific	17,979	18,292	56,931	54,462

Engraving Services	31,014	27,727	96,624	86,391
Engraving Products	2,554	2,858	8,511	9,011
Hydraulics Cylinders and Systems	11,212	13,230	34,778	36,920
Total Engraving & Hydraulics	44,780	43,815	139,913	132,322

Other	5,538	7,015	23,453	25,780

Total revenue by product line	$224,595	$207,780	$663,346	$568,058

The following table presents revenue from continuing operations disaggregated by geography based on the Company’s locations (in thousands):

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
Net sales	March 31, 2026	March 31, 2025	March 31, 2026	March 31, 2025
United States	$133,252	$120,956	$388,227	$333,224
Asia Pacific	56,432	53,244	171,153	140,645
EMEA (1)	32,814	31,452	97,482	87,090
Other Americas	2,097	2,128	6,484	7,099
Total	$224,595	$207,780	$663,346	$568,058

(1)   EMEA consists primarily of Europe, Middle East and S. Africa.

The following table presents revenue from continuing operations disaggregated by timing of recognition (in thousands):

	Three Months Ended		Nine Months Ended
Timing of Revenue Recognition	March 31, 2026	March 31, 2025	March 31, 2026	March 31, 2025
Products and services transferred at a point in time	$197,859	$187,228	$594,923	$508,949
Products transferred over time	26,736	20,552	68,423	59,109
Net sales	$224,595	$207,780	$663,346	$568,058

Contract Balances

Contract assets represent revenue recognized related to work completed but not yet billed as of the reporting date. Contract liabilities are customer deposits for which revenue has not been recognized. Current contract liabilities are recorded as accrued liabilities.

The timing of revenue recognition, invoicing and cash collections results in billed receivables, contract assets and contract liabilities on the consolidated balance sheets. When consideration is received from a customer prior to transferring goods or services to the customer under the terms of a contract, a contract liability is recorded. Contract liabilities are recognized as revenue after control of the goods and services are transferred to the customer and all revenue recognition criteria have been met. Contract liabilities as of  March 31, 2026 and  June 30, 2025 were $0.4 million and $5.2 million, respectively.

We recognized the following revenue which was included in the contract liability beginning balances (in thousands):

	Three months ended
Revenue recognized in the period from:	March 31, 2026	March 31, 2025
Amounts included in the contract liability balance at the beginning of the period	$2,062	$-

	Nine months ended
Revenue recognized in the period from:	March 31, 2026	March 31, 2025
Amounts included in the contract liability balance at the beginning of the period	$2,830	$1,766

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

There were no transfers of assets or liabilities between any levels of the fair value measurement hierarchy at March 31, 2026 or  June 30, 2025. The Company’s policy is to recognize transfers between levels as of the date they occur.

Cash and cash equivalents, accounts receivable, accounts payable, and debt are carried at cost, which approximates fair value.

The fair values of financial instruments were as follows (in thousands):

	March 31, 2026
	Total	Level 1	Level 2	Level 3
Assets
Marketable securities - deferred compensation plan	$6,077	$6,077	$-	$-
Interest rate swaps	$307	$-	$307	$-

Liabilities

Foreign exchange contracts	$196	$-	$196	$-
Contingent consideration (a)	330	-	-	330

	June 30, 2025
	Total	Level 1	Level 2	Level 3
Assets
Marketable securities - deferred compensation plan	$4,980	$4,980	$-	$-
Debt securities	3,629	-	-	3,629
Equity securities	2,211	-	-	2,211

Liabilities
Foreign exchange contracts	$68	-	$68	$-
Contingent consideration (a)	660	-	-	660

(a) The Company’s financial liabilities based upon Level 3 inputs comprise of contingent consideration arrangement relating to its acquisition of SEPL in the event that certain financial targets are achieved during the two years following its acquisition in the fourth quarter of fiscal year 2024. The Company has determined the fair value of the liabilities for the contingent consideration based on an evaluation of the probability and amount of any deferred compensation that has been earned to date. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy. The fair value of the contingent consideration liability associated with future payments was based on several factors, the most significant of which are typically the financial performance of the acquired business and the risk-adjusted discount rate for the fair value measurement. During the nine months ended March 31, 2026, the reduction in the fair value of the contingent consideration liability was a result of the Company’s payment of $0.3 million pursuant to the SEPL agreement.

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

The Company also purchased $2.7 million of debt securities from the same privately held company. The available for sale asset was recorded in the prepaid expenses and other current assets line of the consolidated balance sheet to reflect the initial fair value of the instrument acquired. In April 2026, these debt securities were converted into additional equity shares of the same privately held company.

The Company updates its assumptions each reporting period based on new developments and records such amounts at fair value based on the revised assumptions.

5)     Inventories

Inventories are comprised of the following (in thousands):

	March 31, 2026	June 30, 2025
Raw materials	$68,562	$57,302
Work in process	21,785	34,298
Finished goods	39,216	38,394
Total	$129,563	$129,994

Distribution costs associated with the sale of inventory, which are recorded as a component of selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations were $3.1 million and $2.4 million for the three months ended  March 31, 2026 and 2025, respectively. Distribution costs were $9.9 million and $7.3 million for the nine months ended March 31, 2026 and 2025, respectively.

6)     Goodwill

Changes to goodwill by reportable segment during the period were as follows (in thousands):

	June 30, 2025	Acquisitions	Translation Adjustment	March 31, 2026
Electronics	$459,051	$-	$(25,261)	$433,790
Aerospace & Defense	53,778	(554)	(355)	52,869
Scientific	15,454	-	-	15,454
Engraving & Hydraulics	82,055	-	1,335	83,390
Total	$610,338	$(554)	$(24,281)	$585,503

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

The change in warranty reserves, which are recorded as a component of accrued liabilities were as follows (in thousands):

	March 31, 2026	June 30, 2025
Balance at beginning of year	$2,429	$2,209
Acquisitions and other	(418)	181
Warranty expense	1,702	705
Warranty claims	(1,030)	(666)
Balance at end of period	$2,683	$2,429

8)     Debt

Long-term debt is comprised of the following (in thousands):

	March 31, 2026	June 30, 2025
Bank credit agreement	$473,203	$553,203
Total funded debt	473,203	553,203
Unamortized issuance costs	(362)	(688)
Total long-term debt	$472,841	$552,515

The Company's bank credit agreement matures in  February 2028.

At March 31, 2026, and  June 30, 2025, the Company had $3.1 million and $1.9 million standby letters of credit outstanding, primarily for insurance purposes and had the ability to borrow $188.0 million and $207.7 million under the Facility. Funds borrowed under the Facility  may be used for the repayment of debt, working capital, capital expenditures, acquisitions (so long as certain conditions, including a specified funded debt to EBITDA leverage ratio, are maintained), and other general corporate purposes. The Facility contains customary representations, warranties and restrictive covenants, as well as specific financial covenants which the Company was compliant with as of  March 31, 2026 and  June 30, 2025.

9)       Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	March 31, 2026	June 30, 2025
Payroll and employee benefits	$22,286	$24,804
Operating lease current liability	12,475	11,129
Accrued material and services costs	7,453	4,121
Accrued taxes payable	2,793	2,662
Warranty reserves	2,683	2,429
Accrued interest	2,632	3,152
Professional fees	2,550	2,304
Restructuring costs	2,198	1,457
Workers' compensation	1,465	1,245
Contingent consideration	330	330
Other	7,315	9,571
Total	$64,180	$63,204

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

The Company’s effective swap agreements convert the base borrowing rate on $225 million of debt due under our Facility from a variable rate equal to 1 month Secured Overnight Financing Rate (SOFR) to a weighted average fixed rate of 3.48% at March 31, 2026. The fair value of the swaps, recognized in accumulated other comprehensive loss, is as follows (in thousands, except percentages):

Effective Date	Notional Amount	Fixed Interest Rate	Maturity	March 31, 2026	June 30, 2025
August 30, 2025	$225,000	3.48%	August 30, 2028	$307	$-

The Company reported no losses for the three and nine months ended March 31, 2026, as a result of hedge ineffectiveness. Future changes in these swap arrangements, including termination of the agreements, may result in a reclassification of any gain or loss reported in accumulated other comprehensive loss into earnings as an adjustment to interest expense. Accumulated other comprehensive loss related to these instruments is being amortized into interest expense concurrent with the hedged exposure.

Foreign Exchange Contracts

Forward foreign currency exchange contracts are used to limit the impact of currency fluctuations on certain anticipated foreign cash flows, such as collections from customers and loan payments between subsidiaries. The Company enters into such contracts for hedging purposes only. At March 31, 2026 and June 30, 2025, the Company had the following outstanding forward contract related to hedge of intercompany loans. The contract matures in April 2026.

The notional amounts of the Company’s forward contracts are as follows (in thousands):

Currency	March 31, 2026	June 30, 2025
JPY	$4,325,000	$3,250,000

The table below presents the fair value of derivative financial instruments as well as their classification on the balance sheet (in thousands):

	March 31, 2026		June 30, 2025
Derivative	Balance Sheet Line Item	Fair Value	Balance Sheet Line Item	Fair Value
Interest rate swaps	Prepaid expenses and other current assets	$307		$-
Foreign exchange contracts	Accrued liabilities	(196)	Accrued liabilities	(68)

The table below presents the amount reclassified from accumulated other comprehensive loss to net income for the periods ended (in thousands):

Details about Accumulated Other	Three Months Ended		Nine Months Ended		Affected line item in the Unaudited
Comprehensive Loss Components	March 31, 2026	March 31, 2025	March 31, 2026	March 31, 2025	Condensed Statements of Operations
Interest rate swaps	$(118)	$(1,224)	$(571)	$(4,375)	Interest expense

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

Net periodic benefit cost for the Company’s U.S. and foreign pension benefit plans for the periods ended consisted of the following components (in thousands):

	U.S. Plans		Non-U.S. Plans
	Three Months Ended March 31,		Three Months Ended March 31,
	2026	2025	2026	2025
Service cost	$-	$-	$55	$61
Interest cost	2,288	2,386	316	295
Expected return on plan assets	(2,521)	(2,641)	(305)	(335)
Recognized net actuarial loss	1,175	1,055	-	-
Amortization of prior service cost	-	-	(1)	(1)
Net periodic (benefit) cost	$942	$800	$65	$20

	U.S. Plans		Non-U.S. Plans
	Nine Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
Service cost	$-	$-	$169	$185
Interest cost	6,865	7,158	941	903
Expected return on plan assets	(7,562)	(7,923)	(909)	(1,026)
Recognized net actuarial loss	3,524	3,166	-	-
Amortization of prior service cost	-	-	(2)	(2)
Net periodic (benefit) cost	$2,827	$2,401	$199	$60

The following table sets forth the amounts recognized for the Company's defined benefit pension plans (in thousands):

Amounts recognized in the consolidated balance sheets consist of:	March 31, 2026	June 30, 2025
Prepaid benefit cost	$3,305	$3,294
Current liabilities	(1,281)	(589)
Non-current liabilities	(28,202)	(31,721)
Net amount recognized	$(26,178)	$(29,016)

The contributions made to defined benefit plans are presented below along with remaining contributions to be made for the current fiscal year (in thousands):

	Fiscal Year 2026
	Three Months Ended	Nine Months Ended
Contributions to defined benefit plans	March 31, 2026	March 31, 2026	Remaining Contributions
United States, funded plan	$2,324	$5,066	$1,484
United States, unfunded plan	25	79	37
Germany, unfunded plan	207	207	69
	$2,556	$5,352	$1,590

12)     Income Taxes

The Company's effective tax rate from continuing operations for the three and nine months ended  March 31, 2026 was 17.0% and 19.7%, respectively, compared with -29.6% and 1.1% for the equivalent prior year periods, respectively.

The tax rate was impacted in the three and nine months ended  March 31, 2026 by the following items: (i) the recognition of a discrete tax benefit of approximately $6 million related to the release of a valuation allowance previously recorded against the capital loss carryforward deferred tax asset, due to the utilization of such carryforward in connection with the divestiture of Federal Industries; (ii) changes in the geographic mix of earnings; (iii) foreign withholding taxes; and (iv) federal tax credits related to research and development activities.

The tax rate was impacted in the three and nine months ended  March 31, 2025 by the following items: (i) a discrete tax benefit related to the release of a previously recorded tax reserve for a one-time tax charge on historical foreign earnings, as the relevant statute of limitations expired during the quarter; (ii) the jurisdictional mix of earnings; (iii) foreign withholding taxes; and (iv) federal research and development tax credits.

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

The following table sets forth a reconciliation of the number of shares (in thousands) used in the computation of basic and diluted earnings per share:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
Basic - Average shares outstanding	12,048	11,986	12,033	11,906
Dilutive effect of unvested, restricted stock awards	14	73	20	91
Diluted - Average shares outstanding	12,062	12,059	12,053	11,997

Earnings available to common stockholders are the same for computing both basic and diluted earnings per share. There were no outstanding instruments that had an anti-dilutive effect at March 31, 2026 or 2025.

Performance stock units of 61,899 and 81,704 for the three and nine months ended  March 31, 2026 and 2025, respectively, are excluded from the diluted earnings per share calculation as the performance criteria have not been met.

14)     Accumulated Other Comprehensive Loss

The components of the Company’s accumulated other comprehensive loss are as follows (in thousands):

	March 31, 2026	June 30, 2025
Foreign currency translation adjustment	$(112,014)	$(74,788)
Unrealized pension losses, net of tax	(88,157)	(90,972)
Unrealized gains on derivative instruments, net of tax	1,230	995
Total	$(198,941)	$(164,765)

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

16)     Industry Segment Information

The Company has four reportable segments organized around the types of products sold:

•	Electronics – manufactures and sells electronic components for applications throughout the end user market spectrum;
•	Aerospace & Defense – provides net and near net formed single-source customized solutions in the manufacture of engineered components for the aviation, aerospace, defense, energy, industrial, medical, marine, oil and gas, and manned and unmanned space markets;
•	Scientific – sells specialty temperature-controlled equipment for the medical, scientific, pharmaceutical, biotech and industrial markets;
•

Engraving & Hydraulics - provides mold texturing, slush molding tools, project management and design services, roll engraving, hygiene product tooling, low observation vents for stealth aircraft, and process machinery for a number of industries and single and double acting telescopic and piston rod hydraulic cylinders;

Net sales and income from continuing operations by segment were as follows (in thousands):

	Three Months Ended March 31, 2026
	Electronics	Aerospace & Defense	Scientific	Engraving & Hydraulics	Total reportable segments	Other	Total
Net Sales	$119,707	$36,591	$17,979	$44,780	$219,057	$5,538	$224,595
Segment Expenses	(88,051)	(30,750)	(14,271)	(38,642)	(171,714)	(4,776)	(176,490)
Segment operating income	31,656	5,841	3,708	6,138	47,343	762	48,105
Corporate							(8,614)
Gain on sale of business							56,837
Restructuring costs							(2,989)
Deal related costs							(2,513)
Income From Operations							90,826
Interest expense							7,328
Other non-operating expense, net							829
Income from continuing operations before income taxes							$82,669

	Nine Months Ended March 31, 2026
	Electronics	Aerospace & Defense	Scientific	Engraving & Hydraulics	Total reportable segments	Other	Total
Net Sales	$345,928	$97,121	$56,931	$139,913	$639,893	$23,453	$663,346
Segment Expenses	(256,223)	(83,285)	(44,057)	(118,954)	(502,519)	(19,407)	(521,926)
Segment operating income	89,705	13,836	12,874	20,959	137,374	4,046	141,420
Corporate							(29,236)
Gain on sale of business							56,837
Restructuring costs							(9,425)
Deal related costs							(3,562)
Income From Operations							156,034
Interest expense							24,154
Other non-operating expense, net							1,054
Income from continuing operations before income taxes							$130,826

	Three Months Ended March 31, 2025
	Electronics	Aerospace & Defense	Scientific	Engraving & Hydraulics	Total reportable segments	Other	Total
Net Sales	$111,283	$27,375	$18,292	$43,815	$200,765	$7,015	$207,780
Segment Expenses	(85,812)	(23,958)	(14,397)	(38,841)	(163,008)	(5,653)	(168,661)
Segment operating income	25,471	3,417	3,895	4,974	37,757	1,362	39,119
Corporate							(8,738)
Restructuring costs							(1,976)
Deal related costs							(2,152)
Income From Operations							26,253
Interest expense							8,363
Other non-operating expense, net							309
Income from continuing operations before income taxes							$17,581

	Nine Months Ended March 31, 2025
	Electronics	Aerospace & Defense	Scientific	Engraving & Hydraulics	Total reportable segments	Other	Total
Net Sales	$284,939	$70,555	$54,462	$132,321	$542,277	$25,781	$568,058
Segment Expenses	(225,021)	(59,435)	(41,100)	(114,143)	(439,699)	(20,567)	(460,266)
Segment operating income	59,918	11,120	13,362	18,178	102,578	5,214	107,792
Corporate							(24,603)
Restructuring costs							(3,982)
Deal related costs							(20,392)
Income From Operations							58,815
Interest expense							14,915
Other non-operating expense, net							1,171
Income from continuing operations before income taxes							$42,729

Capital expenditures and depreciation and amortization expense by segment were as follows (in thousands):

	Capital Expenditures		Depreciation and Amortization
	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Electronics	$(886)	$2,106	$5,079	$5,689
Aerospace & Defense	703	1,114	1,734	1,333
Scientific	312	167	291	308
Engraving & Hydraulics	5,345	2,939	2,356	2,189
Other	112	176	103	130
Corporate	4	(430)	(115)	95
Total	$5,590	$6,072	$9,448	$9,744

	Capital Expenditures		Depreciation and Amortization
	Nine Months Ended March 31, 2026	Nine Months Ended March 31, 2025	Nine Months Ended March 31, 2026	Nine Months Ended March 31, 2025
Electronics	$6,862	$7,905	$16,671	$14,060
Aerospace & Defense	3,049	4,006	4,692	3,117
Scientific	563	709	929	938
Engraving & Hydraulics	8,668	6,106	6,444	6,582
Other	453	971	421	397
Corporate	79	65	92	216
Total	$19,674	$19,762	$29,249	$25,310

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

Prior Year Restructuring Initiatives

Restructuring expenses primarily related to headcount reductions and other cost saving initiatives within our Engraving & Hydraulics and Electronics segments. The Company expects the prior year restructuring activities to be completed by fiscal year 2027.

A summary of charges by initiative is as follows (in thousands):

	Three Months Ended March 31, 2026			Nine Months Ended March 31, 2026
Fiscal Year 2026	Involuntary Employee Severance and Benefit Costs	Other	Total	Involuntary Employee Severance and Benefit Costs	Other	Total
Current year initiatives	$1,329	$715	$2,044	$6,126	$847	$6,973
Prior year initiatives	-	945	$945	863	1,589	$2,452
	$1,329	$1,660	$2,989	$6,989	$2,436	$9,425

	Three Months Ended March 31, 2025			Nine Months Ended March 31, 2025
Fiscal Year 2025	Involuntary Employee Severance and Benefit Costs	Other	Total	Involuntary Employee Severance and Benefit Costs	Other	Total
Current year initiatives	$1,356	$410	$1,766	$2,136	$669	$2,805
Prior year initiatives	100	110	210	524	653	1,177
	$1,456	$520	$1,976	$2,660	$1,322	$3,982

Activity in the restructuring liability reserve related to the initiatives is as follows (in thousands):

Current Year Initiatives	Involuntary Employee Severance and Benefit Costs	Other	Total
Restructuring liabilities at June 30, 2025	$-	$-	$-
Additions and adjustments	6,126	847	6,973
Payments	(5,018)	-	(5,018)
Restructuring liabilities at March 31, 2026	$1,108	$847	$1,955

Prior Year Initiatives	Involuntary Employee Severance and Benefit Costs	Other	Total
Restructuring liabilities at June 30, 2025	$1,397	$60	$1,457
Additions and adjustments	863	1,589	2,452
Payments	(2,017)	(1,649)	(3,666)
Restructuring liabilities at March 31, 2026	$243	$-	$243

Prior Year	Involuntary Employee Severance and Benefit Costs	Other	Total
Restructuring liabilities at June 30, 2024	$1,253	$194	$1,447
Additions and adjustments	2,809	1,173	3,982
Payments	(3,076)	(1,307)	(4,383)
Restructuring liabilities at March 31, 2025	$986	$60	$1,046

The Company’s total restructuring expenses by segment are as follows:

	Three Months Ended March 31, 2026			Nine Months Ended March 31, 2026
	Involuntary Employee Severance and Benefit Costs	Other	Total	Involuntary Employee Severance and Benefit Costs	Other	Total
Electronics	$595	$2	$597	$1,022	$389	$1,411
Aerospace & Defense	57	-	57	76	-	76
Engraving & Hydraulics	422	1,658	2,080	5,566	2,047	7,613
Other	-	-	-	70	-	70
Corporate	255	-	255	255	-	255
	$1,329	$1,660	$2,989	$6,989	$2,436	$9,425

	Three Months Ended March 31, 2025			Nine Months Ended March 31, 2025
	Involuntary Employee Severance and Benefit Costs	Other	Total	Involuntary Employee Severance and Benefit Costs	Other	Total
Engraving & Hydraulics	$850	$149	$999	947	149	1,096
Electronics	$606	$371	977	1,634	1,173	2,807
Corporate	-	-	-	79	-	79
	$1,456	$520	$1,976	$2,660	$1,322	$3,982

Restructuring expense is expected to be approximately $1.0 million for the remainder of fiscal year 2026.

18)      Redeemable Noncontrolling Interest

The redeemable noncontrolling interest consists of 9.9% of common stock of Narayan Powertech Private Limited ("Narayan"), a privately-held India-based company. The Company owns the remaining 90.1%. During the three and nine months ended  March 31, 2026, Narayan declared and distributed a dividend of $0.7 million and $2.3 million, respectively, to the Company and its noncontrolling interests, allocated according to equity ownership.

In accounting for the subsequent measurement of the redeemable noncontrolling interest measurement adjustments pursuant to ASC 480, Distinguishing Liabilities from Equity, the Company has made accounting policy elections to record any such applicable changes on the immediate recognition of the full adjustment required to report the redeemable noncontrolling interest at its redemption value, while also electing to record such adjustments under the income method, with a corresponding offset recorded to the Net income attributable to noncontrolling interests in consolidated subsidiaries within the consolidated statement of operations for the period in which such measurement adjustment becomes required. Part of the noncontrolling interest is currently redeemable and the remaining noncontrolling interest is probable of redemption as of March 31, 2026. A re-measurement adjustment of $0.8 million and $18.8 million, respectively, has been recorded for the three and nine months ended  March 31, 2026 to record the non-controlling interest as of  March 31, 2026 at its estimated redemption value based on the terms of the Shareholder Agreement with the non-controlling interest shareholder. This re-measurement adjustment has been recorded as a component of the total net income attributable to redeemable noncontrolling interest financial statement line in the Company’s condensed consolidated statements of operations.

19)      Divestiture

On March 5, 2026, the Company closed on the sale of and divested Federal Industries ("Federal"), its display merchandising business to a third party for cash proceeds of $68.3 million, net of cash retained and subject to customary adjustments for net working capital, cash and indebtedness. The divestiture does not represent a strategic shift that has a major effect on the Company’s operations and financial results and is therefore its results are included in continuing operations on the Company's Consolidated Statements of Operations. The net income of the disposal group through the completion date is included in the Company's Consolidated Statements of Operations. The pre-tax income for Federal was $0.8 million and $1.4 million for the three months ended  March 31, 2026 and 2025. The pre-tax income for Federal was $4.0 million and $5.2 million for the nine months ended  March 31, 2026 and 2025.

The table below summarizes the components of the transaction and the resulting gain on divestiture (in thousands):

Cash received	$68,299
Less:
Current assets	10,611
Property, plant and equipment, net and other noncurrent assets	4,730
Current liabilities	(3,879)
Net assets sold	11,462

Pre-tax gain on divestiture	56,837
Income tax expense relating to the gain on divestiture	(7,839)
Gain on divestiture, net of tax	$48,998

In connection with the divestiture, the Company entered into a Transaction Services Agreement (TSA) to facilitate smooth operational transition. Under the agreement, following the divestiture date, the Company is providing payroll processing, travel and expense booking, finance, treasury and information technology support services for a period of six months unless earlier terminated or extended by the buyer. These services are to be provided at cost to the Company.

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

Overview

We are a diversified industrial manufacturer with leading positions in a variety of products and services that are used in diverse commercial and industrial markets. We are headquartered in Salem, New Hampshire. Our businesses work in close partnership with our customers to deliver custom solutions or engineered components that solve their unique and specific needs, an approach we call "Customer Intimacy".

On March 9, 2026, we completed the divestiture of Federal Industries to a third party for cash proceeds of $68.3 million. The divestiture supports continued portfolio simplification and enables us to focus on larger businesses and fast growth end market opportunities. Post the divestiture, the Hydraulics business was combined with the Engraving business under the Engraving & Hydraulics segment and the Engineering Technologies segment has been re-named as the Aerospace & Defense segment. We believe that this name change will improve understanding of the business and its end markets. As a result, the Company will now report under the four operating segments of Electronics, Aerospace & Defense, Scientific, and Engraving & Hydraulics.

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

It is our objective to grow larger and more profitable business units through a commitment to both organic and inorganic initiatives. We have a particular focus on identifying and investing in businesses, new products and new applications that complement our existing products and will increase our overall scale, global presence and capabilities. We continue to pursue acquisitions that are strategically aligned with our businesses and where the opportunity meets our investment metrics. We have divested, and likely will continue to divest, businesses that are not strategic or do not meet our growth and return expectations.

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

We believe the discussion of these items provides enhanced information to investors by disclosing their impact on the overall trend which provides a clearer comparative view of the KPI, as applicable.  For discussion of the impact of foreign exchange rates on KPIs, we calculate the impact as the difference between the current period KPI calculated at the current period exchange rate as compared to the KPI calculated at the historical exchange rate for the prior period.  For discussion of the impact of acquisitions or divestitures, we isolate the effect on the KPI amount that would have existed regardless of such acquisition or divestiture.  Sales resulting from synergies between the acquisition and existing operations of the Company are considered organic growth for the purposes of our discussion.

Unless otherwise noted, references to years are to fiscal years.

Results from Continuing Operations

	Three Months Ended March 31,		Nine Months Ended March 31,
(In thousands, except percentages)	2026	2025	2026	2025
Net sales	$224,595	$207,780	$663,346	$568,058
Gross profit margin	40.9%	39.7%	41.4%	39.4%
Income from operations	90,826	26,253	156,034	58,815

(In thousands)	Three Months Ended March 31, 2026	Nine Months Ended March 31, 2026
Net sales, prior year period	$207,780	$568,058
Components of change in sales:
Organic sales change	13,542	26,284
Effect of acquisitions	3,327	66,858
Effect of divestitures	(2,913)	(2,913)
Effect of exchange rates	2,859	5,059
Net sales, current period	$224,595	$663,346

Net Sales

Net sales increased in the third quarter of fiscal year 2026 by $16.8 million or 8.1%, when compared to the prior year quarter. Acquisitions accounted for increased sales of $3.3 million or 1.6%. Divestitures reduced sales by $2.9 million, or 1.4%. Foreign currency positively impacted sales by $2.9 million, or 1.4%. Organic sales increased $13.5 million, or 6.5%, primarily due to increased sales into fast growth markets and contributions from new products.

Net sales increased in the nine months ended March 31, 2026 by $95.3 million or 16.8%, when compared to the prior year period. Acquisitions accounted for increased sales of $66.9 million or 11.8%, while divestitures reduced sales by $3.0 million or 0.5%. Foreign currency positively impacted sales by $5.1 million, or 0.9%. Organic sales increased $26.3 million, or 4.6%, primarily due to increased sales into fast growth markets and contributions from new products.

Gross Profit

Gross profit in the third quarter of fiscal year 2026 increased to $91.9 million, or a gross margin of 40.9%, as compared to $82.4 million, or a gross margin of 39.7%, in the third quarter of fiscal year 2025. The margin increase was a result of the continued focus on pricing disciplines and productivity actions.

Gross profit in the nine months ended March 31, 2026 increased to $274.6 million, or a gross margin of 41.4% as compared to $224.0 million, or a gross margin of 39.4%, in the prior year period. The margin increase was a result of the continued focus on pricing disciplines and productivity actions.

Selling, General, and Administrative Expenses

Selling, General, and Administrative (“SG&A”) expenses for the third quarter of fiscal year 2026 increased to $52.4 million, or 23.3% of sales as compared to $52.0 million, or 25.1% of sales during the prior year quarter. SG&A expenses during the third quarter of fiscal year 2026 were primarily impacted by increased expenses due to the recent acquisitions, and higher U.S. medical costs as compared to the prior year quarter.

SG&A expenses for the nine months ended March 31, 2026 increased to $162.4 million, or 24.5% of sales as compared to $140.8 million, or 24.8% of sales during the prior year period. SG&A expenses during the nine months ended March 31, 2026 were primarily impacted by increased expenses due to the recent acquisitions, research and development, and higher U.S. medical costs as compared to the prior year period.

Restructuring Costs

We incurred restructuring expenses of $3.0 million in the third quarter of fiscal year 2026, and $9.4 million in the first nine months of fiscal year 2026 primarily related to facility rationalization activities and announced closure of four sites in our Engraving & Hydraulics segment. We expect to continue seeing realization of these restructuring actions during the last quarter of fiscal year 2026 and into fiscal year 2027.

Deal Related Costs

We incurred deal related expenses of $2.5 million in the third quarter of fiscal year 2026 and $3.6 million in the first nine months of fiscal year 2026. Deal related expenses primarily consist of costs related to due diligence, advisory, legal, integration, and valuation activities associated with recent or pending acquisitions or divestitures transactions.

Gain on Sale of Business

We recorded a gain on the sale of Federal Industries business of $56.8 million in the third quarter of fiscal year 2026. The sale transaction and financial results of Federal Industries are classified as continuing operations in the consolidated financial statements.

Income from Operations

Income from operations for the third quarter of fiscal year 2026 was $90.8 million, compared to $26.3 million during the prior year quarter. The increase of $64.6 million, or 246.0%, is primarily due to the gain on the divestiture of Federal Industries, contributions from recent acquisitions, productivity improvement initiatives, and lower purchase accounting costs, partially offset by increase in administrative and research and development expenses.

Income from operations for the nine months ended March 31, 2026 was $156.0 million, compared to $58.8 million during the prior year period. The increase of $97.2 million, or 165.3%, is primarily due to the gain on the divestiture of Federal Industries, effects of recent acquisitions, productivity improvement initiatives, and lower purchase accounting and deal related costs, partially offset by increase in administrative and research and development expenses.

Interest Expense

Interest expense for the third quarter of fiscal year 2026 was $7.3 million, a decline of $1.0 million from the prior year quarter, due primarily to lower average debt balance, more favorable interest rates and a favorable interest rate swap.

Interest expense for the nine months ended March 31, 2026 was $24.2 million, an increase of $9.2 million from the prior year period due primarily to higher average debt balance as compared to the prior year period as debt was used to finance the second and third quarter fiscal 2025 acquisitions.

Our effective interest rate for the nine months ended March 31, 2026 was 5.80%.

Income Taxes

The Company's effective tax rate from continuing operations for the third quarter of fiscal year 2026 and for the nine months ended March 31, 2026 was 17.0% and 19.7%, respectively, compared with -29.6% and 1.1% for the prior year quarter and prior year period, respectively.

The tax rate was impacted in the three and nine months ended March 31, 2026 by the following items: (i) the recognition of a discrete tax benefit of approximately $6 million related to the release of a valuation allowance previously recorded against the capital loss carryforward deferred tax asset, due to the utilization of such carryforward in connection with the divestiture of Federal Industries; (ii) changes in the geographic mix of earnings; (iii) foreign withholding taxes; and (iv) federal tax credits related to research and development activities.

The tax rate was impacted in the  three and nine months ended  March 31, 2025 by the following items: (i) a discrete tax benefit related to the release of a previously recorded tax reserve for a one-time tax charge on historical foreign earnings, as the relevant statute of limitations expired during the quarter; (ii) the jurisdictional mix of earnings; (iii) foreign withholding taxes; and (iv) federal research and development tax credits.

Backlog

Backlog includes all active or open orders for goods and services. Backlog also includes any future deliveries based on executed customer contracts, so long as such deliveries are based on agreed upon delivery schedules. Backlog orders are not necessarily an indicator of future sales levels because of variations in lead times and customer production demand pull systems, with the exception of Aerospace & Defense. Customers may delay delivery of products or cancel orders prior to shipment, subject to possible cancellation penalties. Due to the nature of long-term agreements in the Aerospace & Defense segment, the timing of orders and delivery dates can vary considerably resulting in significant backlog changes from one period to another.

	As of March 31, 2026		As of March 31, 2025
	Total Backlog	Backlog under 1 year	Total Backlog	Backlog under 1 year
Electronics	$177,472	$167,436	$140,971	$129,224
Aerospace & Defense	126,251	104,793	90,238	81,906
Scientific	4,225	4,225	3,787	3,787
Engraving & Hydraulics	29,979	28,642	29,988	29,665
Other	-	-	5,326	5,326
Total	$337,927	$305,096	$270,310	$249,908

Total backlog realizable under one year increased $55.2 million, or 22.1%, to $305.1 million at March 31, 2026, from $249.9 million at March 31, 2025.  The year over year increase is primarily driven by fast growth end markets.

Changes in backlog under one year are as follows (in thousands):

As of
(In thousands)	March 31, 2026
Backlog under 1 year, prior year period	$249,908
Components of change in backlog:
Organic change	60,514
Effect of divestiture	(5,326)
Backlog under 1 year, current period	$305,096

Segment Analysis

Overall

 Looking forward to the remainder of fiscal year 2026, we anticipate continued improvement in key financials metrics, supported by productivity initiatives.

 In general, for the remainder of fiscal year 2026, we expect:

•	growth of new product sales as recently launched products ramp up and additional launches are introduced;
•	continued growth in the high margin electrical grid market;
•	space markets to remain attractive, with modest volume increases expected from ongoing customer development;
•	continued strength in defense end markets as new platforms continue to ramp;
•	continued stability in hybrid and electric vehicle programs despite softness in general automotive end markets and planned new platform launches;
•	scientific cold storage demand to improve with partial recovery in NIH funding;
•	refuse and dump end markets to remain stable;

Electronics Group

	Three Months Ended March 31,		%	Nine Months Ended March 31,		%
(In thousands, except percentages)	2026	2025	Change	2026	2025	Change
Net sales	$119,707	$111,283	7.6%	$345,928	$284,939	21.4%
Segment operating income	31,656	25,471	24.3%	89,705	59,918	49.7%
Operating income margin	26.4%	22.9%		25.9%	21.0%

Net sales in the third quarter of fiscal year 2026 increased $8.4 million, or 7.6%, when compared to the prior year quarter. Organic sales increased by $7.5 million, or 6.8%, due to sales into fast growth markets and increased new product sales. Foreign currency impact increased net sales by 0.8% as compared to the prior year quarter.

Income from operations in the third quarter of fiscal year 2026 increased by $6.2 million, or 24.3%, when compared to the prior year quarter. The operating income increase was the result of higher volume, pricing initiatives and product mix, partially offset by growth investments.

Net sales in the nine months ended March 31, 2026 increased $61.0 million, or 21.4%, when compared to the prior year period. The recent acquisitions added $44.5 million, or 15.6%, in sales for the nine months ended March 31, 2026. Organic sales increased by $15.3 million, or 5.4%, due to sales into fast growth markets and increased new product sales. Foreign currency impact increased net sales by 0.4% as compared to the prior year period.

Income from operations in the nine months ended March 31, 2026 increased by $29.8 million, or 49.7%, when compared to the prior year period. The operating income increase was the result of higher volume, pricing initiatives and product mix, partially offset by growth investments.

In the fourth quarter of fiscal year 2026, on a sequential basis, we expect slightly to moderately higher revenue reflecting higher sales into fast growth end markets and increased new product sales. The Company expects slightly higher operating margin due to higher revenue, partially offset by continued growth investments.

Aerospace & Defense Group

	Three Months Ended March 31,		%	Nine Months Ended March 31,		%
(In thousands, except percentages)	2026	2025	Change	2026	2025	Change
Net sales	$36,591	$27,375	33.7%	$97,121	$70,555	37.7%
Segment operating income	5,841	3,417	70.9%	13,836	11,120	24.4%
Operating income margin	16.0%	12.5%		14.2%	15.8%

Net sales in the third quarter of fiscal year 2026 increased by $9.2 million, or 33.7%, when compared to the prior year quarter. Sales increase was attributable to the acquisition of McStarlite which added $3.3 million to revenue and an organic sales increase of $5.7 million or 20.8% primarily driven by increased projects activity in commercialization of space end market. Foreign currency impact increased net sales by 0.7% as compared to the prior year quarter.

Income from operations in the third quarter of fiscal year 2026 increased by $2.4 million, or 70.9%, when compared to the prior year quarter. The increase in operating income was a result of higher volume.

Net sales in the nine months ended March 31, 2026 increased by $26.6 million, or 37.7%, when compared to the prior period. Sales increase was attributable to the acquisition of McStarlite which added $17.5 million or 24.9% to revenue and an organic sales increase of $8.6 million or 12.2% driven by growth in the space and aviation end markets. Foreign currency impact increased net sales by 0.6% as compared to the prior year period.

Income from operations in the nine months ended March 31, 2026 increased by $2.7 million, or 24.4%, when compared to the prior year period. The increase in operating income was a result of higher volume.

In the fourth quarter of fiscal year 2026, on a sequential basis, we expect slightly to moderately higher revenue, due to growth in new product sales and more favorable project timing, and slightly to moderately higher operating margin due to higher volume and realization of productivity initiatives.

Scientific Group

	Three Months Ended March 31,		%	Nine Months Ended March 31,		%
(In thousands, except percentages)	2026	2025	Change	2026	2025	Change
Net sales	$17,979	$18,292	(2%)	$56,931	$54,462	4.5%
Segment operating income	3,708	3,895	(4.8%)	12,874	13,362	(3.7%)
Operating income margin	20.6%	21.3%		22.6%	24.5%

Net sales in the third quarter of fiscal year 2026 decreased by $0.3 million, or 1.7%, when compared to the prior year quarter due primarily to lower demand at academic and research institutions that were impacted by NIH funding cuts.

Income from operations in the third quarter of fiscal year 2026 decreased by $0.2 million, or 4.8%, when compared to the prior year quarter due to lower sales.

Net sales in the nine months ended March 31, 2026 increased by $2.5 million, or 4.5%, when compared to the prior year period due primarily to an $4.8 million benefit from the Custom Biogenic Systems acquisition, partially offset by an organic decline of $2.3 million from lower demand at academic and research institutions that were impacted by NIH funding cuts.

Income from operations in the nine months ended March 31, 2026 decreased $0.5 million, or 3.7%, when compared to the prior year period due to organic decline partially offset by contribution from the acquisition.

In the fourth quarter of fiscal year 2026, on a sequential basis, we expect slightly higher revenue and similar operating margin due to product mix.

Engraving & Hydraulics Group

	Three Months Ended March 31,		%	Nine Months Ended March 31,		%
(In thousands, except percentages)	2026	2025	Change	2026	2025	Change
Net sales	$44,780	$43,815	2.2%	$139,913	$132,321	5.7%
Segment operating income	6,138	4,974	23.4%	20,959	18,178	15.3%
Operating income margin	13.7%	11.4%		15.0%	13.7%

Net sales in the third quarter of fiscal year 2026 increased by $1.0 million, or 2.2%, when compared to the prior year quarter. Organic sales decreased by $0.8 million, reflecting weakness for hydraulics cylinders, partially offset by slightly improved demand for engraving services in North America and Asia. Foreign currency positively impacted net sales by 4.0% as compared to the prior year quarter.

Income from operations in the third quarter of fiscal year 2026 increased by $1.2 million, or 23.4%, when compared to the prior year quarter. The operating income increase was a result of realization of previously announced productivity initiatives and restructuring actions.

Net sales in the nine months ended March 31, 2026 increased by $7.6 million, or 5.7%, when compared to the prior year period. Organic sales increased by $4.2 million, or 3.2%, due to improved demand in Europe, North America and Asia. Foreign currency positively impacted net sales by 2.6% as compared to the prior year period.

Income from operations in the nine months ended March 31, 2026 increased by $2.8 million, or 15.3%, when compared to the prior year period. The operating income increase was driven by higher sales and the realization of previously announced productivity initiatives and restructuring actions.

In the fourth quarter of fiscal year 2026, on a sequential basis, we expect slightly lower revenue and similar to slightly higher operating margin from realization of productivity initiatives.

Other

	Three Months Ended March 31,		%	Nine Months Ended March 31,		%
(In thousands, except percentages)	2026	2025	Change	2026	2025	Change
Net sales	$5,538	$7,015	(21.1%)	$23,453	$25,782	(9.0%)
Segment operating income	762	1,362	(44.1%)	4,046	5,214	(22.4%)
Operating income margin	13.8%	19.4%		17.3%	20.2%

Net sales in the third quarter of fiscal year 2026 decreased by $1.5 million, or 21.1%, when compared to the prior year quarter primarily due to divestiture timing.

Income from operations in the third quarter of fiscal year 2026 decreased $0.6 million, or 44.1%, when compared to the prior year quarter, due to divestiture timing and higher tariff costs which have been partly offset by increased pricing.

Net sales in the nine months ended March 31, 2026 decreased by $2.3 million, or 9.0%, when compared to the prior year period primarily due to divestiture timing.

Income from operations in the nine months ended March 31, 2026 decreased $1.2 million, or 22.4%, when compared to the prior year period, due to divestiture timing and higher tariff costs which have been partly offset by increased pricing.

Corporate

	Three Months Ended March 31,		%	Nine Months Ended March 31,		%
(In thousands, except percentages)	2026	2025	Change	2026	2025	Change
Income from operations:
Corporate	$8,614	$8,738	(1%)	$29,236	$24,603	18.8%
Gain on sale of business	(56,837)	-		(56,837)	-
Deal related costs	2,513	2,152	16.8%	3,562	20,392	(82.5%)
Restructuring costs	2,989	1,976	51.3%	9,425	3,982	136.7%

Corporate expenses in the third quarter of fiscal year 2026 remained flat as compared to the prior year quarter. Corporate expenses for the first nine months of fiscal year 2026 increased as compared to the prior year period primarily due to increase in variable compensation and employee medical costs.

The restructuring, gain on sale of business and deal related costs have been discussed above in the Company Overview.

Discontinued Operations

In pursuing our business strategy, we may divest certain businesses. Future divestitures may be classified as discontinued operations based on their strategic significance to the Company. Net loss from discontinued operations was approximately $0.1 million for the three and nine months ended March 31, 2026 and 2025.

Liquidity and Capital Resources

At March 31, 2026, our total cash balance was $103.7 million, of which $81.6 million was held by foreign subsidiaries. The amount and timing of cash repatriation is dependent upon foreign exchange rates and each business unit’s operational needs including requirements to fund working capital, capital expenditure, and jurisdictional tax payments. The repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences or be subject to capital controls; however, those balances are generally available without legal restrictions to fund ordinary business operations.

Net cash provided by continuing operating activities for the nine months ended March 31, 2026, was $49.4 million compared to net cash provided by continuing operating activities of $36.2 million in the prior year period. We generated $84.7 million from income statement activities and used $29.9 million of cash to fund working capital and other balance sheet increases. Cash provided by investing activities for the nine months ended March 31, 2026 totaled $48.2 million and consisted primarily of proceeds from the divestiture of $68.3 million and cash used for capital expenditures of $19.7 million. Cash used for financing activities for the nine months ended March 31, 2026 totaled $96.8 million and consisted primarily of repayments of borrowings of $105.0 million, cash paid for dividends of $12.1 million, and treasury stock related taxes of $3.8 million, and borrowings of $25.0 million.

Net cash provided by continuing operating activities for the nine months ended March 31, 2025, was $36.2 million compared to net cash provided by continuing operating activities of $64.6 million in the prior year. We generated $75.0 million from income statement activities and used $32.7 million of cash to fund working capital and other balance sheet increases.  Cash used in investing activities for the nine months ended March 31, 2025 totaled $493.3 million and consisted of $477.4 million for the acquisition of businesses, net of cash acquired, $19.8 million used for capital expenditures offset by $3.5 million in life insurance proceeds and $0.4 million proceeds from sales of real estate and equipment. Cash provided by financing activities for the nine months ended March 31, 2025 totaled $411.4 million and consisted primarily of borrowings of $792.3 million, repayments of $362.1 million, cash paid for dividends of $11.2 million, purchases of stock of $5.2 million, and $4.4 million in related financing fees.

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

During the second quarter of fiscal year 2025, we entered into a $250 million 364-day term loan with existing lenders. Also, during the period, we converted the 364-day term loan into an exercise of the accordion feature under our existing credit facilities. In connection with the conversion of the loan, we entered into a Second Amendment to Third Amended and Restated Credit Agreement. This amendment expanded the total available credit under the Revolving Credit Agreement from $500 million to $825 million. As of March 31, 2026, we used $3.1 million against the letter of credit sub-facility and had the ability to borrow $188.0 million under the facility based on our current trailing twelve-month EBITDA. The facility contains customary representations, warranties and restrictive covenants, as well as specific financial covenants. Current financial covenants under the facility are as follows:

Interest Coverage Ratio We are required to maintain a ratio of Earnings Before Interest and Taxes, as Adjusted (“Adjusted EBIT per the Credit Facility”), to interest expense for the trailing twelve months of at least 2.75:1. Adjusted EBIT per the Credit Facility specifically excludes extraordinary and certain other defined items such as cash restructuring and deal related charges up to the lower of $20.0 million or 10% of EBITDA. The facility also allows for unlimited non-cash purchase accounting and goodwill adjustments.  At March 31, 2026, the Interest Coverage Ratio was 4.54:1.

Leverage Ratio The ratio of funded debt to trailing twelve month Adjusted EBITDA per the Credit Facility, calculated as Adjusted EBIT per the Credit Facility plus depreciation and amortization, may not exceed 3.5:1. Under certain circumstances in connection with a Material Acquisition (as defined in the Facility), the Facility allows for the leverage ratio to go as high as 4.0:1 for a four-fiscal quarter period.  At March 31, 2026, the leverage ratio was 2.18:1.

As of March 31, 2026, we had borrowings under our facility of $472.8 million. In order to manage our interest rate exposure on these borrowings, we are party to $225 million of active floating to fixed rate swaps. These swaps convert our interest payments from SOFR to a weighted average fixed rate of 3.48%.  The effective rate of interest for our outstanding borrowings, including the impact of the interest rate swaps, was 5.80%.

Our primary cash requirements in addition to day-to-day operating needs include interest payments, capital expenditures, acquisitions, share repurchases, and dividends. Our primary sources of cash for these requirements are cash flows from continuing operations and borrowings under the facility. We expect fiscal year 2026 capital spending to be between $31.0 million and $34.0 million.  We expect that fiscal year 2026 depreciation and amortization expense will be between $24.0 million and $26.0 million and $15.5 million and $17.5 million, respectively.

The following table sets forth our capitalization:

(In thousands)	March 31, 2026	June 30, 2025
Long-term debt	$472,841	$552,515
Less cash and cash equivalents	(103,725)	(104,542)
Net (cash) debt	369,116	447,973
Total stockholders' equity	754,179	711,677
Total capitalization	$1,123,295	$1,159,650

We sponsor a number of defined benefit and defined contribution retirement plans. The U.S. pension plan is frozen for substantially all participants.  We have evaluated the current and long-term cash requirements of these plans, and our existing sources of liquidity are expected to be sufficient to cover required contributions under ERISA and other governing regulations.

The fair value of our U.S. defined benefit pension plan assets was $146.2 million at March 31, 2026, as compared to $146.4 million at the most recent measurement date, which occurred as of June 30, 2025. The next measurement date to determine plan assets and benefit obligations will be on June 30, 2026.

Contributions of $5.4 million and $6.2 million were made during the nine months ended March 31, 2026 and 2025, respectively. We expect to pay $1.6 million in contributions to our defined benefit plans during the remainder of fiscal year 2026 comprising of $1.5 million and $0.1 million to our unfunded defined benefit plans in the U.S. and Germany, respectively. There are no required contributions to the plans in Japan or the U.K. Any subsequent plan contributions will depend on the results of future actuarial valuations.

We have an insurance program in place to fund supplemental retirement income benefits for two retired executives. Current executives and new hires are not eligible for this program. At March 31, 2026, the underlying policies had a cash surrender value of $7.0 million and are reported net of loans of $2.7 million for which we have the legal right of offset, these amounts are reported net on our balance sheet.

Other Matters

Middle East – The ongoing conflict and broader geopolitical instability in the Middle East, especially as it relates to the availability of Strait of Hormuz, could have an adverse impact on certain portions of our supply chain which could negatively impact sales and operating income.

Tariff – Several of our segments may be impacted by recent tariff announcements. While we cannot predict the impact of potential new tariffs on global trade and economic growth, our regional presence, strong customer relationships, and our disciplined approach to pricing and productivity actions position us well to manage through these challenges. We monitor the regulatory environment and continue to make adjustments whenever it is deemed necessary. Most of our supply chain is strategically located to service regional demand. We plan to continue to invest in our key strategic growth priorities while closely managing our cost structure and driving productivity and pricing actions and seeking alternate sources of supply to further reduce the impact of tariffs as appropriate. We currently are evaluating the overall impact of the United States Supreme Court’s decision invalidating certain IEEPA tariffs. There are several variables associated with the net amount of any refunds we may recognize including validation of imports eligible for tariff refund, timing of any such refunds, and associated customer and supplier discussions.

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

Exchange Rate Risk

We are exposed to both transactional risk and translation risk associated with exchange rates. The transactional risk is mitigated, in large part, by natural hedges developed with locally denominated debt service on intercompany accounts. We also mitigate certain of our foreign currency exchange rate risks by entering into forward foreign currency contracts from time to time. The contracts are used as a hedge against anticipated foreign cash flows, such as loan payments, customer remittances, and materials purchases, and are not used for trading or speculative purposes. The fair values of the forward foreign currency exchange contracts are sensitive to changes in foreign currency exchange rates, as an adverse change in foreign currency exchange rates from market rates would decrease the fair value of the contracts. However, any such losses or gains would generally be offset by corresponding gains and losses, respectively, on the related hedged asset or liability. At March 31, 2026 the fair value, in the aggregate, of our open foreign exchange contracts was a liability of $0.2 million.

Our primary translation risk is with the Euro, British Pound Sterling, Peso, Japanese Yen, Indian Rupee and Chinese Yuan. A hypothetical 10% appreciation or depreciation of the value of any these foreign currencies to the U.S. Dollar at March 31, 2026, would not result in a material change in our operations, financial position, or cash flows. We hedge our most significant foreign currency translation risks primarily through cross currency swaps and other instruments, as appropriate.

Interest Rate Risk

Our effective interest rate on borrowings was 5.80% at March 31, 2026. Our interest rate exposure is limited primarily to interest rate changes on our variable rate borrowings (currently based on a rolling 1-month SOFR) and is partially mitigated by our use of an interest rate swap agreement to modify our exposure to interest rate movements. At March 31, 2026, we have $225 million of active floating to fixed rate swaps with terms through August 2028. These swaps convert our interest payments from a SOFR-based rate to a fixed rate of 3.48% on $225 million of debt. At March 31, 2026, the fair value, in the aggregate, of the interest rate swaps was an asset of $0.3 million. A 25-basis point increase in interest rates would increase our annual interest expense by approximately $0.1 million.

Concentration of Credit Risk

We have a diversified customer base. As such, the risk associated with concentration of credit risk is inherently minimized. As of March 31, 2026, no one customer accounted for more than 5% of our consolidated outstanding receivables or of our sales.

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

The Aerospace & Defense and Electronics segments are sensitive to price increases for steel and aluminum products, other metal commodities such as rhodium and copper, and petroleum-based products. We have experienced price fluctuations for a number of materials including rhodium, steel, and other metal commodities. These materials are some of the key elements in the products manufactured in these segments. Wherever possible, we will implement price increases to offset the impact of changing prices. The ultimate acceptance of these price increases, if implemented, will be impacted by our affected divisions’ respective competitors and the timing of their price increases.

ITEM 4.     CONTROLS AND PROCEDURES

At the end of the period covered by this Report, the management of the Company, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2026 in ensuring that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's ("SEC") rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There was no change in the Company's internal control over financial reporting during the quarterly period ended March 31, 2026 that has materially affected or is reasonably likely to materially affect the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

(c)	The following table provides information about purchases by the Company of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

Issuer Purchases of Equity Securities(1)
Quarter Ended March 31, 2026

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or appropriate dollar value) of shares (or units) that may yet be purchased under the plans or programs
January 1, 2026 - January 31, 2026	7	$217.28	7	24,012

February 1, 2026 - February 28, 2026	-	-	-	24,012

March 1, 2026 - March 31, 2026	-	-	-	24,012

Total	7	217.28	7

(1)	The Company has a Stock Buyback Program (the “Program”) which was originally announced on January 30, 1985 and most recently amended on April 28, 2022. Under the Program, the Company is authorized to repurchase up to an aggregate of $200 million of its shares. Under the program, purchases may be made from time to time on the open market, including through 10b5-1 trading plans, or through privately negotiated transactions, block transactions, or other techniques in accordance with prevailing market conditions and the requirements of the Securities and Exchange Commission. The Board’s authorization is open-ended and does not establish a timeframe for the purchases. The Company is not obligated to acquire a particular number of shares, and the program may be discontinued at any time at the Company’s discretion.

ITEM 5. Other Information

None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarter ended March 31, 2026.

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

STANDEX INTERNATIONAL CORPORATION

Date:	May 5, 2026	/s/ ADEMIR SARCEVIC
Ademir Sarcevic
Vice President/Chief Financial Officer
(Principal Financial & Accounting Officer)

Date:	May 5, 2026	/s/ DANIELLE RANGEL
Danielle Rangel
Vice President/Chief Accounting Officer