Form 10-K
period 2026-06-30
STANDEX INTERNATIONAL CORP/DE/
filed 2026-08-14
CIK 310354

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-K
☑ ANNUAL REPORT Pursuant to Section 13 or 15(d)
OF the Securities Exchange Act of 1934

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2026	Commission File Number 001-07233

STANDEX INTERNATIONAL CORPORATION
(Exact name of registrant as specified in its Charter)

Delaware	31-0596149
(State of incorporation)	(I.R.S. Employer Identification No.)

23 KEEWAYDIN DRIVE, Salem, New Hampshire	03079
(Address of principal executive offices)	(Zip Code)

(603) 893-9701
(Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE SECURITIES EXCHANGE ACT OF 1934:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, Par Value $1.50 Per Share	SXI	New York Stock Exchange

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant at the close of business on December 31, 2025 was approximately $2,681,246,305. Registrant’s closing price as reported on the New York Stock Exchange for December 31, 2025 was $217.28 per share.

The number of shares of Registrant's Common Stock outstanding on August 7, 2026 was 12,119,465.

Documents incorporated by reference

Portions of the Proxy Statement for the Registrant’s 2026 Annual Meeting of Stockholders (the “Proxy Statement”) are incorporated by reference into Part III of this report.

Forward Looking Statement

Statements contained in this Annual Report on Form 10-K that are not based on historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the use of forward-looking terminology such as “should,” “could,” “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “continue,” or similar terms or variations of those terms or the negative of those terms. There are many factors that affect the Company’s business and the results of its operations and that may cause the actual results of operations in future periods to differ materially from those currently expected or anticipated. These factors include, but are not limited to: the impact of international hostilities, pandemics and other global crises or catastrophic events on employees, our supply chain, and the demand for our products and services around the world; materially adverse or unanticipated legal judgments, fines, penalties or settlements; conditions in the financial and banking markets, including fluctuations in exchange rates and the inability to repatriate foreign cash; domestic and international economic conditions, including the impact, length and degree of economic downturns on the customers and markets we serve and more specifically conditions in the automotive, construction, aerospace, defense, transportation, electrification, consumer appliance, energy, oil and gas and general industrial markets; lower-cost competition; the relative mix of products which impact margins and operating efficiencies in certain of our businesses; the impact of higher raw material and component costs, particularly steel, certain materials used in electronics parts, petroleum based products, and refrigeration components; the impact of higher transportation and logistics costs, especially with respect to transportation of goods from Asia; an inability to realize the expected cost savings from restructuring activities including effective completion of plant consolidations, cost reduction efforts including procurement savings and productivity enhancements, capital management improvements, strategic capital expenditures, and the implementation of lean enterprise manufacturing techniques; the potential for losses associated with the exit from or divestiture of businesses that are no longer strategic or no longer meet our growth and return expectations; the inability to achieve the savings expected from global sourcing of raw materials and diversification efforts in emerging markets; the impact on cost structure and on economic conditions as a result of actual and threatened increases in trade tariffs; the inability to attain expected benefits from acquisitions and the inability to effectively consummate and integrate such acquisitions and achieve synergies envisioned by the Company; market acceptance of our products; our ability to design, introduce and sell new products and related product components; the ability to redesign certain of our products to continue meeting evolving regulatory requirements; the impact of delays initiated by our customers; and our ability to increase manufacturing production to meet demand; the impact on our operations of any successful cybersecurity attacks; and potential changes to future pension funding requirements. In addition, any forward-looking statements represent management's estimates only as of the day made and should not be relied upon as representing management's estimates as of any subsequent date. While the Company may elect to update forward-looking statements at some point in the future, the Company and management specifically disclaim any obligation to do so, even if management's estimates change.

PART I

Item 1. Business

Standex International Corporation and subsidiaries ("we," "us," "our," the "Company" and "Standex") is a diversified industrial manufacturer with leading positions in a variety of products and services that are used in diverse commercial and industrial markets. Headquartered in Salem, New Hampshire, we have four operating and reportable segments: Electronics, Aerospace and Defense (A&D), Scientific and Engraving & Hydraulics. Our businesses work in close partnership with our customers to deliver custom solutions or engineered components that solve their unique and specific needs, an approach we call "Customer Intimacy."

Standex was incorporated in 1975 and is the successor of a corporation organized in 1955. We have paid dividends each quarter since Standex became a public corporation in November 1964. Overall management, strategic development and financial control are led by the executive staff at our corporate headquarters. Our growth strategy is focused on four key areas: (1) Increasing our presence in rapidly growing markets and applications (2) executing new product development in both core and adjacent market applications; (3) expanding geographically where meaningful business opportunities exist; and (4) undertaking strategically aligned acquisitions that strengthen and/or expand our core businesses. We direct our investments towards markets with long term, secular growth prospects such as power grid, military and defense, commercial space, life sciences, renewable energy, and electric vehicles.

Unless otherwise noted, references to years are to fiscal years. Currently our fiscal year end is June 30. Our fiscal year 2026 includes the twelve-month period from July 1, 2025 to June 30, 2026.

Our long-term business strategy is to create, improve, and enhance shareholder value by driving profitable growth as we continue to scale our core platforms and further penetrate our favorable end markets. We do this through execution of our Standex Value Creation System. This methodology employs four components: Balanced Performance Plan, Growth Disciplines, Operational Excellence, and Talent Management and provides both a company-wide framework and tools used to achieve our goals. We intend to continue investing organically and inorganically in our high margin and growth businesses using this balanced and proven approach.

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

Components are manufactured in plants located in the U.S., Mexico, the U.K., Germany, Japan, China, India, and Croatia.

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

Brands

Business unit names are Standex Electronics, Standex-Meder Electronics, Renco Electronics, Northlake Engineering, Agile Magnetics, Sensor Solutions, Standex Electronics Japan, Minntronix, Nascent Technology, Sanyu, Amran Instruments and Narayan Powertech. Other associated brand names include the MEDER, KENT, and KOFU reed switch brands.

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

Aerospace & Defense

Aerospace and Defense (A&D) is a provider of innovative, metal-formed solutions for OEM and Tier 1 manufacturers for use in their advanced engineering designs.

Our solutions seek to address unique customer design challenges such as reduction of input weight, material cost, part count, and complexity involving all formable materials with particular focus on challenge geometries, large thickness to thin-wall construction, and/or single-piece construction requirements. A&D devises and manufactures these cost-effective components and assemblies by combining a portfolio of best-in-class forming technologies and technical experience, vertically integrated manufacturing processes, and group wide technical and design expertise.

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

Markets and Applications

A&D products serve applications within the space, aviation, defense, energy, medical, and general industrial markets.

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

Customers

A&D components are sold directly to large space, aviation, defense, energy and medical companies, or suppliers to those companies.

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

Markets and Applications

The scientific and healthcare equipment that we design, assemble and manufacture is used in hospitals, pharmacies, clinical laboratories, reference laboratories, physicians’ offices, life science laboratories, government and academic facilities, and industrial testing laboratories. Our product offerings include:

●	Laboratory and medical grade refrigerators, freezers and accessories,
●	Cryogenic storage tanks and accessories,
●	Blood bank refrigerators and plasma freezers,
●	Benchtop and high-capacity controller rate freezers,
●	Ultra-low temperature freezers, and
●	Environmental stability chambers and incubators.

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

Engraving & Hydraulics

Our Engraving & Hydraulics group is a global provider of custom textures and surface finishes on tooling that enhance the appearance, performance, and function of a wide range of consumer goods and automotive products, and a supplier of engineered hydraulic cylinders and systems for demanding applications. The group also produces specialized, differentiated parts requiring unique technical capabilities. We focus on meeting the needs of a changing marketplace by combining experienced craftsmanship with investments in new technologies including laser engraving and soft surface skin texturized tooling. Our growth strategy includes developing and acquiring technologies to enhance surface textures and support more sustainable manufacturing processes for our customers, including processes that may reduce energy consumption. We operate as one company with global reach, using a consistent approach designed to support texture harmony on global programs and better serve our customers. Our engineering expertise, broad manufacturing capabilities, global supply chain, speed to market, technical engineering support, and on-time delivery support growth opportunities across automotive, construction, refuse, and other adjacent markets, with a focus on customer-specific and challenging custom applications.

Markets and Applications

Standex Engraving Mold Tech offers a full range of services to OEM’s, Tier 1 suppliers, mold makers and product designers. These services include the design of bespoke textures, the verification of the texture on a prototype, mold engraving, enhancing and polishing it, on-site try-out support with ongoing tool maintenance, and texture repair capabilities. In addition the group produces soft trim tooling including in-mold graining (IMG) and nickel shells, as well as specialized parts requiring deep knowledge of the soft trim manufacturing processes. The Hydraulics business offers a full line of engineered hydraulic cylinders, including single and double acting telescopic and piston rod hydraulic cylinders. These products serve construction equipment, refuse, airline support, mining, oil and gas, and other material handling applications.

Brands

Our products and services are sold under various brands including Mold Tech, Piazza Rosa, World Client Services (WCS), Tenibac-Graphion, GS Engineering, Innovent and Custom Hoists.

Products and Services

Our Engraving business designs and implements texture solutions using chemical, laser and soft trim production processes, and our Hydraulics business designs and manufactures single and double acting telescopic and piston rod hydraulic cylinders for original and aftermarket use in construction equipment, refuse, airline support, mining, oil and gas, and other material handling applications.

Customers

The Engraving & Hydraulics business provides products and services to automotive OEMs, product designers, Tier 1 suppliers, toolmakers, OEMs, distributors, service organizations, aftermarket repair outlets, end-users, dealers, buying groups, government agencies and manufacturers all around the world, as well as manufacturers of dump truck and dump trailers, refuse equipment, and specialized mobile equipment.

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

International Operations

International operations are conducted at 37 locations, including Europe, Canada, China, Japan, India, Southeast Asia and Mexico. See the Notes to Consolidated Financial Statements for international operations financial data. The percentage of our overall net sales from continuing international operations increased slightly from 41% in fiscal year 2025 to 42% in fiscal year 2026. International operations are subject to certain inherent risks in connection with the conduct of business in foreign countries including exchange controls, price controls, limitations on participation in local enterprises, nationalizations, expropriation and other governmental action, restrictions on repatriation of earnings, and changes in currency exchange rates.

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

Human Capital Resources

Standex International understands that its rich history of success and future opportunities are directly linked to its dedicated, engaged, and diverse workforce. As of June 30, 2026, we employ approximately 4,100 employees of which approximately 1,400 are in the United States. About 225 of our U.S. employees are represented by unions. Our competitive wages and benefits align with those of other manufacturers in our geographic locations. We prioritize open, two-way communication and foster strong relationships with both our non-union employees and the various unions and works councils within our business segments. Regular training programs tailored to employees’ roles and optional development opportunities are available for those seeking personal and professional growth. Our global Standex Safety Council, which includes representatives from all Standex sites, meets regularly to enhance our safety culture and monitor our Total Recordable Incident Rate.

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

In fiscal year 2025, we commenced implementation of a global Human Capital Management System to further support our commitment to our workforce. This system enhances our ability to attract, manage and develop our talent, streamline operations, and improve overall employee satisfaction, providing a platform of standard work, tools, processes and analytics that better enable us to provide a rewarding and supportive environment for all employees.

Standex hosts an annual meeting event in the first quarter of the fiscal year with the extended global leadership team, representative of all our business segments and corporate functions, in which participants join together to align on business and culture goals, participate in leadership development training, share best practices and build unity across the company.

The Inclusion Advisory Council (IAC) serves as a collaborative platform for employee voices, informing and aligning the company’s commitment to inclusivity. The IAC provides operational input to the Executive Leadership Team in three key areas: setting global inclusivity and diversity goals, collaborating with Corporate Communications to highlight the IAC’s work, and championing the implementation of IAC initiatives. Additionally, we maintain the Women and Leadership Employee Resource Group that aims to increase the representation of women at all levels, enhancing the company’s success through relationships and partnerships. We continue to explore additional employee resource groups in partnership with the IAC.

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

Executive Officers of Standex

The executive officers of the Company as of June 30, 2026 are as follows:

Name	Age	Principal Occupation During the Past Five Years

David Dunbar	64	President and Chief Executive Officer of the Company since January 2014.

Ademir Sarcevic	51

Vice President and Chief Financial Officer of the Company since September 2019. Various positions over the years at Pentair plc from 2012 to September 2019 with increasing responsibility ending as Senior Vice President and Chief Accounting Officer.

Alan J. Glass	62	Vice President, Chief Legal Officer and Secretary of the Company since April 2016.

Michelle Newbury	46	Vice President, Chief Human Resources Officer since November 2025; Vice President Human Resources at Cornerstone Building Brands from May 2024 to November 2025, Vice President Human Resources at Kymera International from March 2021 to May 2024, and, prior to that, fourteen years in positions of increasing HR responsibility at Pentair.

Max Arets	53	Vice President, Chief Information Officer since April 2024. Various positions of increasing responsibility in IT Audit, finance systems, project management and information systems and with Tyco International and Pentair from 2005 to March 2024 ending as Vice President, Digital Enterprise.

Danielle Rangel	44	Vice President, Chief Accounting Officer of the Company since May 2025. Vice President of Internal Audit and Investigations from May 2023 to May 2025. Various positions of increasing responsibility at Pentair, Emerson, and Binks ending as Global Controller until joining the Company in May 2023.

Vineet Kshirsagar	47	Vice President, Chief Strategy Officer of the Company since September 2025. Vice President, Corporate Growth & Business Development of the Company from December 2022 to September 2025. Prior to that, various strategy, business development, and GM roles with the Company’s Electronics segment since February 2015.

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

Ongoing hostilities in the Middle East could disrupt international shipping and adversely affect global energy prices, which could harm our business.

Continued or escalating military conflict in the Middle East could disrupt shipping lanes and chokepoints critical to global trade, including the Strait of Hormuz and Suez Canal, resulting in vessel rerouting, longer transit times, port congestion, and higher freight and insurance costs for the raw materials, components, and finished goods we ship to and from our facilities and customers. These disruptions could also delay production schedules and customer deliveries. In addition, instability in the region has historically contributed to volatility in global oil and natural gas prices, and any sustained increase in energy costs could raise our transportation, utility, and input costs. We may not be able to fully offset these increased costs through pricing actions or otherwise pass them on to customers, and any prolonged disruption to shipping routes or energy markets resulting from the conflict could have a material adverse effect on our results of operations.

A pandemic or other global health crisis could adversely affect our revenues, operating results, cash flow and financial condition.

Our business and operations, and the operations of our suppliers, business partners and customers, were adversely affected by the Coronavirus (or COVID-19) pandemic which impacted worldwide economic activity including in many countries or localities in which we operate, sell, or purchase goods and services. Any future pandemics or other global health crises could similarly have an adverse effect on our revenues, operating results, cash flow and financial condition. The ultimate extent to which any such circumstance impacts our business will depend on the severity, location and duration of the issue, the actions undertaken in response by local and world governments and health officials, and the success of medical efforts to address and mitigate the threat.

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

Current and threatened tariffs on components and finished goods from China, India and other countries could result in lower net sales, profits and cash flows and could impair the value of our investments in our Chinese operations.

As part of our low-cost country sourcing strategy, we (i) maintain manufacturing facilities in China and India and (ii) import certain components and finished goods from our own facilities and third-party suppliers in China and India. Many of the components and finished goods we import from China and India are or have been subject to tariffs enacted by the United States government. While we attempt to pass on these additional costs to our customers, competitive factors (including competitors who import from other countries subject to lower tariffs) may limit our ability to sustain price increases and, as a result, may adversely impact our net sales, profits and cash flows. The maintenance of such tariffs over the long-term also could impair the value of our investments in our Chinese and Indian operations. In addition, the imposition of tariffs may influence the sourcing habits of certain end users of our products and services which, in turn, could have a direct impact on the requirements of our direct customers for our products and services. Such an impact could adversely affect our net sales, profits and cash flows.

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

Natural disasters, such as hurricanes, tornadoes, floods, earthquakes, and other adverse weather and climate conditions; political crises, such as terrorist attacks, war, labor unrest, and other political instability; or other catastrophic events, such as disasters occurring at our suppliers' manufacturing facilities, whether occurring in the United States or internationally, could disrupt our operations or the operations of one or more of our suppliers. Certain of our key manufacturing facilities are located in geographic areas with a higher than nominal risk of earthquake and flood (such as Japan and Southern California) and hurricane (such as South Carolina). The effects of global warming have elevated the possibility of natural catastrophes which could impact these and other locations as well as the locations of certain of our customers and suppliers. Certain of our key facilities are in areas of higher than nominal political risk (such as China). The labor workforces in three of our U.S. facilities belong to unions and a strike, slowdown or other concerted effort could adversely impact production at the affected facility. To the extent any of these events occur, our operations and financial results could be adversely affected.

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

Item 2. Properties

We operate a total of 57 locations including manufacturing plants, service centers, and warehouses located throughout the United States, Europe, Canada, Southeast Asia, Japan, China, India, Brazil, and Mexico. The Company owns 17 of the locations and the others are leased. For the year ended June 30, 2026, the approximate building space utilized by each segment is as follows:

		Area in Square Feet (in thousands)
Segment	Number of Locations	Leased	Owned	Total
Asia Pacific	11	549	161	710
EMEA(1)	3	-	125	125
Other Americas	1	-	56	56
United States	7	189	74	263
Electronics	22	738	416	1,154

EMEA(1)	1	83	-	83
United States	3	207	171	378
A&D	4	290	171	461

United States	2	287	-	287
Scientific	2	287	-	287

Asia Pacific	10	552	-	552
EMEA(1)	10	179	59	238
Other Americas	1	39	-	39
United States	6	101	180	281
Engraving & Hydraulics	27	871	239	1,110

United States	2	19	-	19
Corporate & Other	2	19	-	19
Total	57	2,205	826	3,031

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

Item 4. Mine Safety Disclosures

Not Applicable

PART II

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The principal market in which the Common Stock of Standex is traded is the New York Stock Exchange under the ticker symbol “SXI”. The approximate number of stockholders of record on August 7, 2026 was 990.

Additional information regarding our equity compensation plans is presented in the Notes to Consolidated Financial Statements under the caption “Stock-Based Compensation and Purchase Plans” and Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Issuer Purchases of Equity Securities (1)
Quarter Ended June 30, 2026
Period	(a) Total Number of Shares (or units) Purchased	(b) Average Price Paid per Share (or unit)	(c) Total Number of Shares (or units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Appropriate Dollar Value) of Shares (or units) that May Yet Be Purchased Under the Plans or Programs
April 1 - April 30, 2026	2,049	$260.67	2,049	23,478
May 1 - May 31, 2026	-	-	-	23,478
June 1 - June 30, 2026	192	357.67	192	23,478
TOTAL	2,241	$-	2,241

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

Except as set forth below, none of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarter ended June 30, 2026.

NAME AND TITLE OF SELLER	DATE OF PLAN ADOPTION	CHARACTER OF TRADING AGREEMENT	AGGREGATE NUMBER OF SHARES OF COMMON STOCK TO BE PURCHASED OR SOLD	DURATION	OTHER MATERIAL TERMS	DATE TERMINATED
David A. Dunbar, Chairman, President & CEO (1)	May 21, 2026	Rule 10b5-1 Trading Plan	13,000 to be sold	August 31, 2027 (2)	Sales are to be made commencing on or after August 31, 2026, in tranches with specified limit prices.	N/A

(1)	The subject shares are held as follows: (a) 13,000 shares indirectly in an irrevocable trust for which Mr. Dunbar is a trustee.
(2)

The plan terminates on the earliest to occur of (i) close of trading on August 31, 2027, or (ii) the date that the aggregate number of shares sold pursuant to the plan reaches 13,000 shares. The plan also terminates promptly upon the death, dissolution, bankruptcy or insolvency of the Seller. The plan also is subject to suspension and/or termination under certain circumstances in the event of a Qualifying Securities Offering (as defined in the plan).

The graph below matches Standex International Corporation's cumulative 5-Year total shareholder return on common stock with the cumulative total returns of the Russell 2000 index and the S&P 600 Industrials index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from 6/30/2021 to 6/30/2026.

Item 6. [Reserved]

Not Applicable

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a diversified industrial manufacturer with leading positions in a variety of products and services that are used in diverse commercial and industrial markets. We have four operating and reportable segments. Please refer to Item 1. Business, above, for additional information regarding our segment structure and management strategy.

As part of our ongoing strategy:

o	On July 2, 2026, we acquired the remaining 9.9% interest in India-based Narayan Powertech (Narayan), a leading manufacturer of low voltage and medium voltage instrument transformers.

o	On March 9, 2026, we completed the divestiture of Federal Industries to a third party for cash proceeds of $68.3 million. The divestiture supports continued portfolio simplification and enables us to focus on larger businesses and fast growth end market opportunities. Post the divestiture, the Hydraulics business was combined with the Engraving business under the Engraving & Hydraulics segment, and the Engineering Technologies segment was re-named as the Aerospace & Defense (A&D) segment. We believe that this name change will improve understanding of the business and its end markets. As a result, the Company now reports under the four operating segments of Electronics, A&D, Scientific, and Engraving & Hydraulics.

o	On February 4, 2025, we acquired McStarlite Co. ("McStarlite"), a leading provider of complex sheet metal aerospace components, financed from our existing Credit Facility. Its results are reported in the A&D segment beginning in the third quarter of fiscal year 2025.

o	On November 18, 2024, we acquired Nascent Technology Manufacturing, which designs and produces high-reliability magnetics components for critical defense and industrial applications. Its results are reported in the Electronics segment beginning in the second quarter of fiscal year 2025.

o	On November 14, 2024, we acquired Custom Biogenic Systems, it specializes in the development and manufacturing of advanced cryogenic equipment, including unique isothermal freezers with dry liquid nitrogen technology, to the pharmaceutical and biobank end markets within life sciences. Its results are reported in the Scientific segment beginning in the second quarter of fiscal year 2025.

o	On October 28, 2024, we acquired the Amran/Narayan Group in cash and stock transactions. These transactions represented, at the time, a combined enterprise value of approximately $467.5 million, comprised of 85% cash and 15% in Standex common stock for Amran Instrument Transformers and 90.1% cash and 9.9% in Standex common stock for Narayan Powertech Pvt. Ltd. The 9.9% share exchange related to Narayan Powertech Pvt. Ltd. was subject to India regulatory approval. The cash consideration of the transactions was financed using cash-on-hand, existing credit facilities, and a $250 million 364-day term loan with existing lenders. We converted the 364-day term loan into an exercise of the accordion feature under our existing credit facilities. This acquisition significantly expands our sales in the fast-growing, high-margin electrical grid end market and our presence in India. Its results are reported in the Electronics segment beginning in the second quarter of fiscal year 2025.

o	On May 3, 2024, we acquired Sanyu Electric Pte Ltd, or SEPL, a privately held distributor of reed relays. Its results are reported in the Electronics segment.

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

Unless otherwise noted, references to years are to fiscal years.

Consolidated Results from Continuing Operations (in thousands):

	2026	2025	2024
Net sales	$891,597	$790,107	$720,635
Gross profit margin	41.7%	39.9%	39.1%
Restructuring costs	12,186	6,903	8,206
Deal related expenses	4,059	21,434	2,622
Other operating (income) expense, net	-	-	110
(Gain) loss on sale of business	(57,085)	-	(274)
Income from operations	193,584	93,549	101,738

Backlog (realizable within 1 year)	$318,468	$245,596	$185,296

	2026	2025	2024
Net sales	$891,597	$790,107	$720,635
Components of change in sales:
Effect of acquisitions	66,387	123,636	40,427
Effect of exchange rates	4,282	(343)	(1,842)
Effect of business divestitures	(12,828)	-	(21,259)
Organic sales change	43,649	(53,821)	(37,739)

Net Sales

Net sales increased for fiscal year 2026 by $101.5 million, or 12.8% when compared to the prior year period. Acquisitions accounted for increased sales of $66.4 million, or 8.4%. Divestitures reduced sales by $12.8 million, or 1.6%. Organic sales increased by $43.6 million, or 5.5%, primarily due to increased sales into fast growth markets and contributions from new products. Sales included $263.8 million in the period attributed to fast growth markets. New products accounted for 5.3% of sales growth.

Net sales increased for fiscal year 2025 by $69.5 million, or 9.6% when compared to the prior year period. Acquisitions accounted for increased sales of $123.6 million, or 17.2%. Organic sales decreased by $53.8 million, or 7.5%, due to general economic softness in Europe and North America in the Electronics segment, the impact of National Institutes of Health (NIH) funding cuts in the Scientific segment and continued softness in North America from delays in new platform rollout in the Engraving & Hydraulics segment. Sales included $184.2 million in the period attributed to fast growth markets. New products accounted for 2.5% of sales growth.

We discuss our results and outlook for each segment below.

Gross Profit

Gross profit in fiscal year 2026 increased to $372.0 million, or a gross margin of 41.7%, as compared to $315.2 million, or a gross margin of 39.9%, for the prior year. The margin increase was a result of higher volume and the continued focus on pricing disciplines and productivity actions.

Gross profit in fiscal year 2025 increased to $315.2 million, or a gross margin of 39.9%, as compared to $282.0 million, or a gross margin of 39.1%, for the prior year. This increase was a result of higher volume, productivity initiatives and impact of acquisitions partially offset by material inflation.

Restructuring Costs

During fiscal year 2026, we incurred restructuring expenses of $12.2 million, primarily related to facility rationalization activities and announced closure of four sites within our Engraving & Hydraulics segment as well as restructuring activities within our Electronics segment. We expect to continue seeing realization of the benefit of these restructuring actions into fiscal year 2027.

During fiscal year 2025, we incurred restructuring expenses of $6.9 million, primarily related to facility rationalization activities, and global headcount reductions mostly within our Engraving & Hydraulics segment.

Deal Related Costs

We incurred deal related expenses of $4.1 million and $21.4 million in fiscal year 2026 and 2025, respectively. Deal related costs typically consist of due diligence, advisory, legal, integration, and valuation activities associated with recent or pending acquisitions or divestitures transactions. Deal related costs were lower in fiscal year 2026 as compared to 2025 mainly due to 2025 acquisitions.

Gain on Sale of Business

During fiscal year 2026, we recorded a gain on the sale of the Federal Industries business of $57.1 million. The sale transaction and financial results of Federal Industries are classified as continuing operations in the consolidated financial statements.

Income from Operations

Income from operations for the fiscal year 2026 was $193.6 million, compared to $93.5 million during the prior year. The increase of $100.0 million, or 106.9%, is primarily due to the gain on the divestiture of Federal Industries, effects of recent acquisitions, productivity improvement initiatives, and lower purchase accounting and deal related costs, partially offset by an increase in administrative and research and development expenses.

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

Interest Expense

Interest expense for fiscal year 2026 was $30.7 million, an increase of $6.8 million as compared to the prior year. The increase in interest expense in fiscal 2026 was primarily due to longer period over which the debt was outstanding in fiscal 2026.

Interest expense for fiscal year 2025 was $23.9 million, an increase of $19.3 million as compared to the prior year. The increase in interest expense in fiscal 2025 was due to increased debt to fund fiscal 2025 acquisitions.

Our effective interest rate in fiscal 2026 was 5.71% as compared to 6.38% for the fiscal year 2025. The reduction in effective interest rate was on account of favorable interest rates in fiscal 2026 and a favorable interest rate swap.

Income Taxes

The income tax provision from continuing operations for the fiscal year ended June 30, 2026 was $34.3 million, or an effective rate of 21.02% compared to $11.1 million, or an effective rate of 16.11%, for the year ended June 30, 2025, and $21.5 million, or an effective rate of 22.6%, for the year ended June 30, 2024. Changes in the effective tax rates from period to period may be significant as they depend on many factors including, but not limited to, the amount of our income or loss, the mix of income earned in the U.S. versus outside the U.S., the effective tax rate in each of the countries in which we earn income, and any one-time tax issues which occur during the period.

The income tax provision from continuing operations for the fiscal year ended June 30, 2026 was impacted by the following items: (i) a tax provision of $8.1 million due to the mix of income in various jurisdictions, (ii) tax benefits of $4.3 million primarily related to foreign tax credits of $1.8 million, as well as Federal R&D tax credits of $2.5 million and (iii) a tax benefit of $5.0 million primarily related to the release of the valuation allowance on Federal capital loss carryforwards.

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

On July 4, 2025, the U.S. government enacted The One Big Beautiful Bill Act of 2025 (“OBBBA”) which includes, among other provisions, changes to the U.S. corporate income tax system including the allowance of immediate expensing of qualifying research and development expenses and permanent extensions of certain provisions within the Tax Cuts and Jobs Act. The OBBBA did not have a material impact on the Company’s financial statements for fiscal year 2026.

The Organization for Economic Co-operation and Development (OECD) and the G20 Inclusive Framework on Base Erosion and Profit Shifting (the "Inclusive Framework") have put forth Pillar Two proposals that ensure a minimal level of taxation. Several countries in which the Company operates, including several European Union member states, have adopted domestic legislation to implement the Inclusive Framework's global corporate minimum tax rate of fifteen percent. This legislation became effective for the Company beginning June 1, 2024. Based on the Company's analysis of Pillar Two provisions, these tax law changes did not have a material impact on the Company's financial statements for fiscal year 2026. On January 5, 2026, the OECD Inclusive Framework members approved changes to the model rules, including the introduction of a “side by side” rule which would exempt U.S.-parented companies from certain aspects of the global minimum tax regime. The updated model rules will need to be incorporated into local tax legislation to be effective. We do not expect the new rules to have a material impact on our consolidated financial statements.

Capital Expenditures

Our capital spending is focused on growth initiatives, cost reduction activities, and upgrades to extend the capabilities of our capital assets. In general, we anticipate our capital expenditures over the long-term will be approximately 4 to 5% of net sales.

During fiscal year 2026, capital expenditures were $25.2 million or 2.8% of net sales, as compared to $28.8 million, or 3.6%, of net sales in the prior year. We expect 2027 capital spending to be between $45 million and $55 million.

Backlog

Backlog includes all active or open orders for goods and services. Backlog also includes any future deliveries based on executed customer contracts, so long as such deliveries are based on agreed upon delivery schedules. Backlog orders are not necessarily an indicator of future sales levels because of variations in lead times and customer production demand pull systems, with the exception of A&D. Customers may delay delivery of products or cancel orders prior to shipment, subject to possible cancellation penalties. Due to the nature of long-term agreements in the A&D segment, the timing of orders and delivery dates can vary considerably resulting in significant backlog changes from one period to another.

Backlog orders are as follows (in thousands):

	As of June 30, 2026		As of June 30, 2025
	Total	Backlog under	Total	Backlog under
	Backlog	1 year	Backlog	1 year
Electronics	$207,025	$194,267	$144,971	$121,276
Aerospace & Defense	144,315	95,024	91,025	82,273
Scientific	3,386	3,386	3,974	3,974
Engraving & Hydraulics	27,198	25,791	32,554	32,122
Other	-	-	5,951	5,951
Total	$381,924	$318,468	$278,475	$245,596

Total backlog realizable within one year increased $72.9 million, or 29.7% to $318.5 million at June 30, 2026 from $245.6 million at June 30, 2025. Changes in backlog under 1 year are as follows (in thousands):

As of June 30, 2026
Backlog under 1 year, prior year period	$245,596
Components of change in backlog:
Organic change	78,823
Effect of acquisitions	-
Effect of divestitures	(5,951)
Backlog under 1 year, current period	$318,468

Segment Analysis (in thousands)

Overall Outlook

Looking forward to fiscal year 2027, barring any unforeseen economic, global trade, or tariff related disruptions, we expect mid to high single digit sales growth, driven by high single digit to low double-digit organic growth, partially offset by the impact of the Federal divestiture and unfavorable foreign exchange.

We plan to release over 20 new products which are projected to contribute approximately 300 bps of incremental growth. Sales from fast growth markets are expected to grow approximately 20% year-on-year to greater than $310 million. In fiscal year 2027, the Company is on track to further reduce its net debt to EBITDA ratio, positioning the Company well to fund future organic and inorganic opportunities.

In general, for fiscal year 2027, we expect:

●	growth of new product sales as recently launched products ramp up and additional launches are introduced;
●	continued growth in the high margin electrical grid market;
●	continued strength in defense end markets as new platforms continue to ramp;
●	space markets to remain attractive, with modest volume increases expected from ongoing customer development;
●	scientific cold storage demand to improve with partial recovery in NIH funding;
●	continued stability in hybrid and electric vehicle programs despite softness in general automotive end markets and planned new platform launches;
●	general industrial end markets to recover.

Electronics Group

	2026 compared to 2025			2025 compared to 2024
(in thousands except			%			%
percentages)	2026	2025	Change	2025	2024	Change
Net sales	$475,036	$400,130	18.7%	$400,130	$321,956	24.3%
Income from operations	121,339	87,927	38.0%	87,927	64,030	37.3%
Operating income margin	25.5%	22.0%		22.0%	19.9%

Net sales in fiscal year 2026 increased by $74.9 million, or 18.7%, when compared to the prior year. The full year benefit of fiscal year 2025 acquisitions added $44.0 million, or 11.0% to net sales in 2026. Organic sales increased by $31.1 million, or 7.8%, due to increased sales into fast growth markets and increased new product sales. The foreign currency impact decreased sales by $0.3 million, or 0.1% as compared to the prior year.

Income from operations in the fiscal year 2026 increased by $33.4 million, or 38.0%, when compared to the prior year. The operating income increase was the result of higher volume, pricing initiatives and product mix, partially offset by growth investments.

Net sales in fiscal year 2025 increased by $78.2 million, or 24.3%, when compared to the prior year. Acquisitions added $104.4 million, or 32.4% to net sales in 2025. Organic sales decreased by $26.8 million, or 8.3%, due to general market softness in Europe and North America. Declines occurred across most markets, particularly industrial applications, transportation and utilities. The foreign currency impact increased sales by $0.6 million, or 0.2%. The Amran Narayan acquisition took place in the fiscal year 2025 while the fiscal year 2024 acquisitions included Minntronix, Sanyu and SEPL.

Income from operations in the fiscal year 2025 increased by $23.9 million, or 37.3%, when compared to the prior year. Acquisitions contributed $25.8 million income from operations. Pricing, and productivity initiatives, and favorable product mix were partially offset by lower core volume.

Aerospace & Defense Group

	2026 compared to 2025			2025 compared to 2024
(in thousands except			%			%
percentages)	2026	2025	Change	2025	2024	Change
Net sales	$135,031	$102,595	31.6%	$102,595	$83,476	22.9%
Income from operations	21,952	15,428	42.3%	15,428	15,216	1.4%
Operating income margin	16.3%	15.0%		15.0%	18.2%

Net sales in fiscal year 2026 increased by $32.4 million, or 31.6%, when compared to the prior year. The sales increase was attributable to the full year benefit of the acquisition of McStarlite which added $17.5 million or 17.1% to revenue and an organic sales increase of $14.5 million or 14.1% driven by increased project activity in the defense end markets. Foreign currency impact increased net sales by $0.4 million or 0.4% as compared to the prior year.

Income from operations in fiscal year 2026 increased by $6.5 million, or 42.3%, when compared to the prior year. The increase in operating income was a result of higher volume and project mix.

Net sales in fiscal year 2025 increased by $19.1 million, or 22.9%, when compared to the prior year. Sales increase was attributable to the acquisition of McStarlite which added $11.6 million to revenue and an organic sales increase of $5.8 million, or 8.6% driven by growth in the space and aviation end markets.

Income from operations in fiscal year 2025 increased by $0.2 million, or 1.4% primarily related to the McStarlite acquisition. This growth is attributed to increased sales volume across the aviation markets and space markets combined with the McStarlite acquisition, and productivity initiatives.

Scientific Group

	2026 compared to 2025			2025 compared to 2024
(in thousands except			%			%
percentages)	2026	2025	Change	2025	2024	Change
Net sales	$75,748	$72,380	4.7%	$72,380	$68,931	5.0%
Income from operations	18,035	17,470	3.2%	17,470	19,000	(8.1%	)
Operating income margin	23.8%	24.1%		24.1%	27.6%

Net sales in fiscal year 2026 increased by $3.4 million, or 4.7% when compared to the prior year, due primarily to an $4.8 million or 6.6% full year benefit from the Custom Biogenic Systems acquisition, partially offset by an organic decline of $1.4 million or 2.0% from lower demand at academic and research institutions that were impacted by NIH funding cuts.

Income from operations in fiscal year 2026 increased by $0.6 million, or 3.2%, when compared to the prior year due to contribution from the acquisition partially offset by organic decline.

Net sales in fiscal year 2025 increased by $3.4 million, or 5.0% when compared to the prior year, due to benefit from the Custom Biogenic Systems acquisition, mostly offset by an organic decline from lower demand at academic and research institutions that were impacted by NIH funding cuts.

Income from operations in fiscal year 2025 decreased by $1.5 million or 8.1%, when compared to the prior year due to organic decline partially offset by contribution from the acquisition and price and productivity initiatives.

Engraving & Hydraulics Group

	2026 compared to 2025			2025 compared to 2024
(in thousands except			%			%
percentages)	2026	2025	Change	2025	2024	Change
Net sales	$182,329	$179,303	1.7%	$179,303	$206,034	(13.0%	)
Income from operations	27,404	25,173	8.9%	25,173	37,044	(32.0%	)
Operating income margin	15.0%	14.0%		14.0%	18.0%

Net sales in fiscal year 2026 increased by $3.0 million, or 1.7%, compared to the prior year. Organic sales decreased by $1.1 million, or 0.6%, primarily as a result of general market softness. Foreign exchange impacts increased sales by $4.1 million, or 2.3% as compared to prior year.

Income from operations in fiscal year 2026 increased by $2.2 million, or 8.9%, when compared to the prior year. The operating income increase was supported by higher sales and the realization of previously announced productivity initiatives and restructuring actions.

Net sales in fiscal year 2025 decreased by $26.7 million or 13.0% compared to the prior year. Organic sales decreased by $25.3 million, primarily as a result of delays in new platform rollouts in North America. Foreign exchange impacts reduced sales by $1.4 million, or 0.9%.

Income from operations in fiscal year 2025 decreased by $11.9 million, or 32.0%, when compared to the prior year primarily as a result of lower demand in North America, partially offset by productivity actions.

Other

	2026 compared to 2025				2025 compared to 2024
(in thousands except			%				%
percentages)	2026	2025	Change		2025	2024	Change
Net sales	$23,453	$35,699	(34.3%	)	$35,699	$40,238	(11.3%	)
Income from operations	4,046	7,315	(44.7%	)	7,315	9,295	(21.3%	)
Operating income margin	17.3%	20.5%			20.5%	23.1%

Net sales in fiscal year 2026 decreased by $12.2 million, or 34.3%, when compared to the prior year quarter primarily due to divestiture timing.

Income from operations in fiscal year 2026 decreased by $3.3 million, or 44.7%, when compared to the prior year quarter, due to divestiture timing and higher tariff costs which have been partly offset by increased pricing.

Net sales in fiscal year 2025 decreased by $4.5 million, or 11.3%, when compared to the prior year period primarily due to general market softness in the Display Merchandising business.

Income from operations in fiscal year 2025 decreased by $2.0 million, or 21.3%, when compared to the prior year period, due to lower volumes.

Corporate

	2026 compared to 2025			2025 compared to 2024
(in thousands except			%			%
percentages)	2026	2025	Change	2025	2024	Change
Corporate - Income from operations	$(40,032)	$(31,427)	27.4%	$(31,427)	$(32,183)	(2.3%	)
Gain (loss) on sale of business	57,085	-	0.0%	-	274	(100.0%	)
Restructuring costs	(12,186)	(6,903)	76.5%	(6,903)	(8,206)	(15.9%	)
Deal related costs	(4,059)	(21,434)	(81.1% )	(21,434)	(2,622)	717.5%
Other operating income (expense), net	-	-	0.0%	-	(110)	(100.0%	)

Corporate expenses in fiscal year 2026 increased by $8.6 million, or 27.4%, when compared to the prior year, primarily due to increase in variable compensation and employee medical costs.

Corporate expenses in fiscal year 2025 decreased by $0.8 million, or 2.3%, when compared to the prior year, primarily due to reduction in incentive compensation.

The gain on sale of business, restructuring costs, deal related costs and other operating income (expense), net have been discussed above in the Company Overview.

Discontinued Operations

In pursuing our business strategy, the Company may divest certain businesses. Future divestitures may be classified as discontinued operations based on their strategic significance to the Company. Activity related to discontinued operations is as follows (in thousands):

	Year Ended June 30,
	2026	2025	2024
(Loss) before taxes	$(182)	$(53)	$(654)
Benefit for taxes	38	11	137
Net (loss) from discontinued operations	$(144)	$(42)	$(517)

Liquidity and Capital Resources

At June 30, 2026, our total cash balance was $178.7 million, of which $150.6 million was held outside of the United States. The amount and timing of cash repatriation is dependent upon foreign exchange rates and each business unit’s operational needs including requirements to fund working capital, capital expenditure, and jurisdictional tax payments. The repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences or be subject to capital controls; however, those balances are generally available without legal restrictions to fund ordinary business operations.

Cash Flow

Net cash provided by continuing operating activities for the year ended June 30, 2026 was $89.9 million compared to net cash provided by continuing operating activities of $69.6 million in the prior year. We generated $120.6 million from income statement activities and used $23.8 million of cash to fund working capital and other balance sheet account increases. Cash provided by investing activities for the year ended June 30, 2026 totaled $43.1 million. We used $25.2 million for capital expenditures. We generated $68.3 million from the sale of business. Cash used in financing activities for the year ended June 30, 2026 was $56.6 million and included proceeds from borrowings of $75.0 million, payment of debt of $110.0 million, stock repurchases of $4.4 million and cash paid for dividends of $16.2 million.

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

The fair value of the Company's U.S. defined benefit pension plan assets was $149.7 million at June 30, 2026, as compared to $146.4 million as of June 30, 2025. We participate in two multi-employer pension plans and sponsor six defined benefit plans including two in the U.S. and Japan and one each in the U.K. and Germany.  The Company’s pension plan is frozen for U.S. employees and participants in the plan ceased accruing future benefits. Our primary U.S. defined benefit plan is not 100% funded under ERISA rules at June 30, 2026.

U.S. defined benefit plan contributions of $6.6 million were made during fiscal year 2026 compared to $7.6 million during fiscal year 2025. There are required contributions of $4.6 million to the United States funded pension plan for fiscal year 2027. The Company expects to make contributions during fiscal year 2027 of $0.1 million and $0.3 million to its unfunded defined benefit plans in the U.S. and Germany, respectively. Any subsequent plan contributions will depend on the results of future actuarial valuations.

We have evaluated the current and long-term cash requirements of our defined benefit and defined contribution plans as of June 30, 2026 and determined our operating cash flows from continuing operations and available liquidity are expected to be sufficient to cover the required contributions under ERISA and other governing regulations.

We have an insurance program in place to fund supplemental retirement income benefits for three retired executives. Current executives and new hires are not eligible for this program. At June 30, 2026, the underlying policies had a cash surrender value of $7.0 million and are reported net of loans of $2.7 million for which we have the legal right of offset. These amounts are reported net on our balance sheet.

Capital Structure

During the third quarter of fiscal year 2023, the Company entered into a Third Amended & Restated Credit Agreement which renewed the existing Credit Agreement for an additional five-year period (“credit agreement”, or “facility”) with a borrowing limit of $500 million. Under the terms of the Credit Facility, we pay interest on borrowed amounts based on a variable rate of interest and a credit spread based on quarterly reported leverage and a commitment fee on unused amounts under the facility. The amount of the commitment fee depends upon both the undrawn amount remaining available under the facility and the Company’s funded debt to EBITDA (as defined in the agreement) ratio at the last day of each quarter.

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

As of June 30, 2026, the Company has used $3.1 million against the letter of credit sub-facility and had the ability to borrow $148.4 million under the facility based on our current trailing twelve-month EBITDA. The facility contains customary representations, warranties and restrictive covenants, as well as specific financial covenants. The Company’s current financial covenants under the facility are as follows:

Interest Coverage Ratio - The Company is required to maintain a ratio of Earnings Before Interest and Taxes, as Adjusted (“Adjusted EBIT per the Credit Facility”), to interest expense for the trailing twelve months of at least 2.75:1. Adjusted EBIT per the Credit Facility specifically excludes extraordinary and certain other defined items such as cash restructuring and deal related charges up to the lower of $20.0 million or 10% of EBITDA. The facility allows for unlimited non-cash charges including purchase accounting and goodwill adjustments. At June 30, 2026, the Company’s Interest Coverage Ratio was 4.97:1.

Leverage Ratio- The Company’s ratio of funded debt to trailing twelve month Adjusted EBITDA per the Credit Facility, calculated as Adjusted EBIT per the Credit Facility plus depreciation and amortization, may not exceed 3.5:1. Under certain circumstances in connection with a Material Acquisition (as defined in the Facility), the Facility allows for the leverage ratio to go as high as 4.0:1 for a four-fiscal quarter period. At June 30, 2026, the Company’s Leverage Ratio was 2.41:1.

As of June 30, 2026, we had borrowings under our facility of $518.2 million. The effective rate of interest for our outstanding borrowings is 5.71%. Our primary cash requirements in addition to day-to-day operating needs include interest payments, capital expenditures, acquisitions, share repurchases, and dividends.

Our primary sources of cash are cash flows from continuing operations and borrowings under the facility. We expect that fiscal year 2027 depreciation and amortization expense will be between $18.0 million and $20.5 million and $10.5 million and $12.5 million, respectively.

The following table sets forth our capitalization at June 30:

	2026	2025
Long-term debt	$517,950	$552,515
Less cash and cash equivalents	178,734	104,542
Net (cash) debt	339,216	447,973
Stockholders' equity	755,214	711,677
Total capitalization	$1,094,430	$1,159,650

Stockholders’ equity increased year over year by $43.5 million, primarily as a result of current year net income of $104.6 million, stock based compensation of $8.8 million and unamortized pension benefit of $7.4 million, offset by an unfavorable foreign exchange translation loss of $43.4 million, an adjustment to noncontrolling interest of $17.4 and dividend payment of $16.1 million. The Company's net (cash) debt to capital percentage changed to 31.0% as of June 30, 2026 from 38.6% in the prior year.

At June 30, 2026, we expect to pay estimated interest payments of $141 million within the next five years. This estimate is based upon the loan balance, interest rate, and credit spread as of June 30, 2026 through August 17, 2026 and the adjusted credit spread due to year end leverage ratio change from August 18, 2026. See Item 7A for further discussions surrounding interest rate exposure on our variable rate borrowings.

Post-retirement benefits and pension plan contribution payments represent future pension payments to comply with local funding requirements. Our policy is to fund domestic pension liabilities in accordance with the minimum and maximum limits imposed by the Employee Retirement Income Security Act of 1974 ("ERISA"), federal income tax laws and the funding requirements of the Pension Protection Act of 2006. At June 30, 2026, we expect to pay estimated post-retirement benefit payments of $5.0 million during fiscal year 2027. See "Item 8. Financial Statements and Supplementary Data, Note 16. Employee Benefit Plans" for additional information regarding these obligations.

At June 30, 2026, we had $48.3 million of operating lease obligations. See "Item 8. Financial Statements and Supplementary Data, Note 20. Leases" for additional information regarding these obligations.

At June 30, 2026, we had a $64.0 million obligation to purchase noncontrolling interest. The noncontrolling interest was purchased in July 2026. Additionally, we had $2.2 million of non-current liabilities for uncertain tax positions. We are not able to provide a reasonable estimate of the timing of future payments related to these obligations.

Other Matters

Tariff – Several of our segments may be impacted by ongoing tariff actions. While we cannot predict the impact of potential new tariffs on global trade and economic growth, our regional presence, strong customer relationships, and our disciplined approach to pricing and productivity actions position us well to manage through these challenges. We monitor the regulatory environment and continue to make adjustments whenever it is deemed necessary. Most of our supply chain is strategically located to service regional demand. We plan to continue to invest in our key strategic growth priorities while closely managing our cost structure and driving productivity and pricing actions and seeking alternate sources of supply to further reduce the impact of tariffs as appropriate.

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

In general, the Company recognizes revenue at the point in time control transfers to their customer based on predetermined shipping terms. Revenue is recognized over time under certain long-term contracts within the A&D and Engraving & Hydraulics groups for highly customized customer products that have no alternative use and in which the contract specifies the Company has a right to payment for its costs, plus a reasonable margin. For products recognized over time, the transfer of control is measured pro rata, based upon current estimates of costs to complete such contracts. Losses on contracts are fully recognized in the period in which the losses become determinable. Revisions in profit estimates are reflected on a cumulative basis in the period in which the basis for such revision becomes known.

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

Realization of Goodwill – Goodwill and certain indefinite-lived intangible assets are not amortized but instead are tested for impairment at least annually and more frequently whenever events or changes in circumstances indicate that the fair value of the asset may be less than its carrying amount of the asset. The Company’s annual test for impairment is performed using a May 31st measurement date. We have identified four reporting units for impairment testing: Electronics, A&D, Scientific, Engraving & Hydraulics.

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

As a result of our annual assessment in the fourth quarter of fiscal year 2026, the Company determined that the fair value of the four reporting units substantially exceeded their respective carrying values. Therefore, no impairment charges were recorded in connection with our annual assessment during the fourth quarter of fiscal year 2026.

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

The cost of employee benefit plans includes the selection of assumptions noted above. A twenty-five-basis point change in the U.S. expected return on plan assets assumptions, holding our discount rate and other assumptions constant, would increase or decrease pension expense by approximately $0.4 million per year.  A twenty-five-basis point change in our discount rate, holding all other assumptions constant, would have no impact on 2026 pension expense as changes to amortization of net losses would be offset by changes to interest cost. In future years, the impact of discount rate changes could yield different sensitivities. See the Notes to the Consolidated Financial Statements for further information regarding pension plans.

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

 Recently Issued Accounting Pronouncements

See "Item 8. Financial Statements and Supplementary Data, Note 1. Summary of Accounting Policies” for information regarding the effect of recently issued accounting pronouncements on our consolidated statements of operations, comprehensive income, redeemable noncontrolling interest and stockholders’ equity, cash flows, and notes for the year ended June 30, 2026 .

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

Exchange Risk

We are exposed to both transactional risk and translation risk associated with exchange rates. The transactional risk is mitigated, in large part, by natural hedges developed with locally denominated debt service on intercompany accounts and the fact that most of our foreign currency sales are transacted in their functional currency. We also mitigate certain of our foreign currency exchange rate risks by entering into forward foreign currency contracts from time to time. The contracts are used as a hedge against anticipated foreign cash flows, such as loan payments, customer remittances, and materials purchases, and are not used for trading or speculative purposes. The fair values of the forward foreign currency exchange contracts are sensitive to changes in foreign currency exchange rates, as an adverse change in foreign currency exchange rates from market rates would decrease the fair value of the contracts. However, any such losses or gains would generally be offset by corresponding gains and losses, respectively, on the related hedged asset or liability. At June 30, 2026 and 2025, the fair value, in the aggregate, of the Company’s open foreign exchange contracts was a liability of less than $0.3 million and liability of $0.1 million respectively.

Our primary translation risk is with the Euro, British Pound Sterling, Peso, Japanese Yen, Chinese Yuan, and Indian Rupee. A hypothetical 10% appreciation or depreciation of the value of any these foreign currencies to the U.S. Dollar at June 30, 2026, would not result in a material change in our operations, financial position, or cash flows. We hedge our most significant foreign currency translation risks primarily through cross-currency swaps and other instruments, as appropriate.

Interest Rate Risk

The Company’s effective interest rate on borrowings was 5.71% and 6.38% at June 30, 2026 and 2025, respectively. Our interest rate exposure is limited primarily to interest rate changes on our variable rate borrowings. From time to time, we use interest rate swap agreements to modify our exposure to interest rate movements. At June 30, 2026, we have $225 million of active floating to fixed rate swaps with terms through August 2028. These swaps convert our interest payments from a SOFR-based rate to a fixed rate of 3.48% on $225 million of debt. At March 31, 2026, the fair value, in the aggregate, of the interest rate swaps was an asset of $2.3 million. A 25-basis point increase in interest rates would increase our annual interest expense by approximately $0.1 million. At June 30, 2025, we did not have any outstanding interest rate swaps.

Concentration of Credit Risk

We have a diversified customer base. The risk associated with concentration of credit risk is inherently minimized. As of June 30, 2026, no one customer accounted for more than 5% of our consolidated outstanding receivables or of our sales.

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

The Electronics, A&D and Engraving and Hydraulics segments are all sensitive to price increases for steel and aluminum products, other metal commodities such as rhodium and copper, and petroleum-based products. We continue to experience price fluctuations for a number of materials including rhodium, steel, and other metal commodities. These materials are some of the key elements in the products manufactured in these segments. Wherever possible, we will implement price increases to offset the impact of changing prices. The ultimate acceptance of these price increases, if implemented, will be impacted by our affected divisions’ respective competitors and the timing of their price increases.

Item 8. Financial Statements and Supplementary Data

Standex International Corporation and Subsidiaries

Consolidated Balance Sheets

As of June 30 (in thousands, except share data)	2026	2025

ASSETS
Current assets:
Cash and cash equivalents	$178,734	$104,542
Accounts receivable, less allowance for credit losses of $4,579 and $3,985 at June 30, 2026 and June 30, 2025 respectively	172,896	172,702
Inventories	128,960	129,994
Prepaid expenses and other current assets	26,758	14,413
Contract assets	44,407	59,228
Total current assets	551,755	480,879

Property, plant and equipment, net	153,024	160,364
Intangible assets, net	199,479	225,757
Goodwill	581,553	610,338
Deferred tax asset	4,409	11,971
Operating lease right-of-use asset	45,400	47,998
Other non-current assets	50,088	29,573
Total non-current assets	1,033,953	1,086,001

Total assets	$1,585,708	$1,566,880

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$80,098	$88,001
Redeemable noncontrolling interest purchase obligation	64,000	-
Accrued liabilities	67,999	63,204
Income taxes payable	17,419	15,770
Total current liabilities	229,516	166,975

Long-term debt	517,950	552,515
Operating lease long-term liabilities	35,814	40,057
Accrued pension and other non-current liabilities	47,214	67,743
Total non-current liabilities	600,978	660,315

Contingencies (Note 12)

Redeemable noncontrolling interest	-	27,913

Stockholders' equity:
Common stock, par value $1.50 per share, 60,000,000 shares authorized, 27,984,278 shares issued, 12,054,110 and 11,992,116 shares outstanding at June 30, 2026 and June 30, 2025	41,976	41,976
Additional paid-in capital	127,621	136,082
Retained earnings	1,215,329	1,126,851
Accumulated other comprehensive loss	(199,061)	(164,765)
Treasury shares (15,930,168 shares in 2026 and 15,992,162 shares in 2025)	(430,651)	(428,467)
Total stockholders' equity	755,214	711,677

Total liabilities, redeemable noncontrolling interest and stockholders' equity	$1,585,708	$1,566,880

See notes to consolidated financial statements.

Standex International Corporation and Subsidiaries

Consolidated Statements of Operations

For the Years Ended June 30
(in thousands, except per share data)	2026	2025	2024
Net sales	$891,597	$790,107	$720,635
Cost of sales	(519,565)	(474,859)	(438,634)
Gross profit	372,032	315,248	282,001

Selling, general and administrative expenses	219,288	193,362	169,599
Restructuring costs	12,186	6,903	8,206
Gain on sale of business	(57,085)	-	(274)
Deal related costs	4,059	21,434	2,622
Other operating (income) expense, net	-	-	110
Income from operations	193,584	93,549	101,738

Interest expense	30,712	23,931	4,544
Other non-operating (income) expense, net	(68)	808	2,071
Income from continuing operations before income taxes	162,940	68,810	95,123
Provision for income taxes	(34,253)	(11,084)	(21,532)
Income from continuing operations	128,687	57,726	73,591

Loss from discontinued operations, net of tax	(144)	(42)	(517)

Net income	128,543	57,684	73,074
Less: net income attributable to redeemable noncontrolling interest	23,911	1,924	-
Net income attributable to Standex International Corporation	$104,632	$55,760	$73,074

Basic earnings per share attributable to Standex International Corporation shareholders:
Income from continuing operations	$8.70	$4.68	$6.26
(Loss) income from discontinued operations	(0.01)	0.00	(0.04)
Total	$8.69	$4.68	$6.22

Diluted earnings per share attributable to Standex International Corporation shareholders:
Income from continuing operations	$8.68	$4.64	$6.18
(Loss) income from discontinued operations	(0.01)	0.00	(0.04)
Total	$8.67	$4.64	$6.14

See notes to consolidated financial statements.

Standex International Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

For the Years Ended June 30 (in thousands)	2026	2025	2024

Net income	$128,543	$57,684	$73,074
Other comprehensive income (loss):
Defined benefit pension plans:
Actuarial (losses) and other changes in unrecognized costs, net of tax	3,771	1,348	(5,140)
Amortization of unrecognized pension costs, net of tax	3,584	3,196	2,385
Derivative instruments:
Change in unrealized gains, net of tax	2,276	(80)	1,178
Amortization of unrealized gains and (losses) into interest expense, net of tax	(512)	(3,413)	(5,347)
Foreign currency translation (losses) income, net of tax	(45,924)	17,140	(17,555)
Other comprehensive (loss) income, net of tax	(36,805)	18,191	(24,479)
Less: comprehensive income attributable to redeemable noncontrolling interest	21,402	1,179	-
Comprehensive income	$70,336	$74,696	$48,595

See notes to consolidated financial statements.

Standex International Corporation and Subsidiaries

Consolidated Statements of Redeemable Noncontrolling interest and Stockholders' Equity

					Accumulated
					Other
	Redeemable		Additional		Comprehensive			Total
For the Years Ended June 30	Noncontrolling	Common	Paid-in	Retained	Income	Treasury Stock		Stockholders’
(in thousands, except as specified)	Interest	Stock	Capital	Earnings	(Loss)	Shares	Amount	Equity
Balance, June 30, 2023	$-	$41,976	$100,555	$1,027,279	$(158,477)	16,239	$(403,884)	$607,449
Stock issued under incentive compensation plans and employee purchase plans	-	-	(4,173)	-	-	(223)	5,698	1,525
Stock-based compensation	-	-	9,811	-	-	-	-	9,811
Treasury stock acquired	-	-	-	-	-	206	(31,801)	(31,801)
Comprehensive income:
Net income	-	-	-	73,074	-	-	-	73,074
Foreign currency translation adjustment	-	-	-	-	(17,555)	-	-	(17,555)
Pension, net of tax of $0.5 million	-	-	-	-	(2,755)	-	-	(2,755)
Change in fair value of derivatives, net of tax of $1.4 million	-	-	-	-	(4,169)	-	-	(4,169)
Dividends declared ($1.18 per share)	-	-	-	(14,076)	-	-	-	(14,076)
Balance, June 30, 2024	-	41,976	106,193	1,086,277	(182,956)	16,222	(429,987)	621,503
Stock issued under incentive compensation plans and employee purchase plans	-	-	(683)	-	-	(109)	2,909	2,226
Fair value of noncontrolling interest at acquisition	26,734	-	-	-	-	-	-	-
Stock issued for business acquisition	-	-	21,881	-	-	(152)	4,071	25,952
Stock-based compensation	-	-	8,691	-	-	-	-	8,691
Treasury stock acquired	-	-	-	-	-	31	(5,460)	(5,460)
Comprehensive income:
Net income	1,924	-	-	55,760	-	-	-	55,760
Foreign currency translation adjustment	(745)	-	-	-	17,140	-	-	17,140
Pension, net of tax of $1.6 million	-	-	-	-	4,544	-	-	4,544
Change in fair value of derivatives, net of tax of $1.1 million	-	-	-	-	(3,493)	-	-	(3,493)
Dividends declared ($0.94 per share)	-	-	-	(15,186)	-	-	-	(15,186)
Balance, June 30, 2025	27,913	41,976	136,082	1,126,851	(164,765)	15,992	(428,467)	711,677
Stock issued under incentive compensation plans and employee purchase plans	-	-	129	-	-	(82)	2,218	2,347
Stock-based compensation	-	-	8,821	-	-	-	-	8,821
Treasury stock acquired	-	-	-	-	-	20	(4,402)	(4,402)
Comprehensive income:
Net income	23,911	-	-	104,632	-	-	-	104,632
Foreign currency translation adjustment	(2,509)	-	-	-	(43,415)	-	-	(43,415)
Pension, net of tax of $2.6 million	-	-	-	-	7,355	-	-	7,355
Change in fair value of derivatives, net of tax of $0.5 million	-	-	-	-	1,764	-	-	1,764
NCI adjustment through equity	17,411	-	(17,411)	-	-	-	-	(17,411)
Reclassed to accrued expenses	(64,000)	-	-	-	-	-	-	-
Dividends accrued - MSPP and RSU	-	-	-	(31)	-	-	-	(31)
Distributions to noncontrolling interest	(2,726)	-	-	-	-	-	-	-
Dividends declared ($1.34 per share)	-	-	-	(16,123)	-	-	-	(16,123)
Balance, June 30, 2026	$-	$41,976	$127,621	$1,215,329	$(199,061)	15,930	$(430,651)	$755,214

See notes to consolidated financial statements.

Standex International Corporation and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended June 30 (in thousands)	2026	2025	2024
Cash Flows from Operating Activities
Net income	$128,543	$57,684	$73,074
Loss from discontinued operations	(144)	(42)	(517)
Income from continuing operations	128,687	57,726	73,591
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	38,653	35,438	28,140
Stock-based compensation	8,821	8,691	9,811
Gain on sale of real estate and equipment	-	102	-
Non-cash portion of restructuring charge	1,480	10	151
Gain on sale of business	(57,085)	-	(274)
Deferred income taxes	-	(9,666)	(2,759)
Life insurance benefit	-	(223)	-
Contributions to defined benefit plans	(6,846)	(7,796)	(10,238)
Increase/(decrease) in cash from changes in assets and liabilities, net of effects from discontinued operations and business acquisitions:
Accounts receivables, net	(7,152)	(13,809)	16,221
Inventories	(16,313)	(16,101)	17,085
Prepaid expenses and other assets	(492)	19,959	1,890
Accounts payable	5,972	14,021	(13,927)
Accrued liabilities, pension and other liabilities	(6,197)	(23,774)	(21,669)
Income taxes payable	385	5,069	(4,676)
Net cash provided by operating activities from continuing operations	89,913	69,647	93,346
Net cash used for operating activities from discontinued operations	(350)	(52)	(690)
Net cash provided by operating activities	89,563	69,595	92,656
Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(25,199)	(28,343)	(20,298)
Expenditures for acquisitions, net of cash acquired	-	(478,890)	(48,835)
Expenditures for executive life insurance policies	(135)	(132)	(270)
Proceeds from sale of business	68,280	-	7,774
Proceeds withdrawn from life insurance policies	-	3,494	-
Other investing activity	149	438	-
Net cash provided by (used for) investing activities from continuing operations	43,095	(503,433)	(61,629)
Net cash provided by investing activities from discontinued operations	-	-	-
Net cash provided by (used for) investing activities	43,095	(503,433)	(61,629)
Cash Flows from Financing Activities
Proceeds from borrowings	75,000	792,313	-
Payments of debt	(110,000)	(389,109)	(25,000)
Contingent consideration payment	(660)	-	-
Activity under share-based payment plans	2,347	2,226	1,525
Purchase of treasury stock and other	(4,402)	(9,906)	(31,824)
Distributions to noncontrolling interest	(2,726)	-	-
Cash dividends paid	(16,185)	(15,033)	(13,902)
Net cash (used for) provided by financing activities	(56,626)	380,491	(69,201)
Effect of exchange rate changes on cash	(1,840)	3,686	(3,329)
Net change in cash and cash equivalents	74,192	(49,661)	(41,503)
Cash and cash equivalents at beginning of year	104,542	154,203	195,706
Cash and cash equivalents at end of year	$178,734	$104,542	$154,203

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest	$30,687	$21,157	$4,089
Income taxes, net of refunds	$38,008	$27,732	$27,966

See notes to consolidated financial statements.

Standex International Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Accounting Policies

Basis of Presentation and Consolidation

As of June 30, 2026, Standex International Corporation (“Standex” or the “Company”) is a diversified industrial manufacturer in four broad business segments: Electronics, Aerospace & Defense (A&D), Scientific, and Engraving & Hydraulics with operations in the United States, Europe, Canada, Japan, Singapore, Mexico, Turkey, India, and China. The accompanying consolidated financial statements include the accounts of Standex International Corporation and its subsidiaries and are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). During the third quarter of fiscal 2026, the Company sold its Federal Industries display merchandising business. This business was previously a part of the Specialty Solutions segment. Following this divestiture, the Company realigned its businesses and made organizational changes to better allocate resources to support changes to its business strategy. This resulted in combining the Hydraulics business which was previously a part of the Specialty Solutions segment with the Engraving business to form the Engraving & Hydraulics segment. Additionally, the Engineering Technologies segment was re-named as the A&D segment to better reflect the markets served by this segment. Following these changes, the Company reviewed the quantitative and qualitative characteristics of its remaining businesses and determined that it has four reportable segments as noted in Note 17. Accordingly, all periods presented have been revised to reflect the new reportable segments. The Other segment included in Note 17 includes the results of the Company's divested Federal Industries display merchandising business.

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

Accounting Estimates

The preparation of consolidated financial statements in conformity with GAAP requires the use of estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the financial statements and for the period then ended. Estimates are based on historical experience, actuarial estimates, current conditions and various other assumptions that are believed to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying values of assets and liabilities when they are not readily apparent from other sources. These estimates assist in the identification and assessment of the accounting treatment necessary with respect to commitments and contingencies. Actual results may differ from these estimates under different assumptions or conditions. The estimates and assumptions used in the preparation of the consolidated financial statements have considered the implications on the Company as a result of ongoing global events and related economic impacts. As a result, there is heightened volatility and uncertainty around supply chain performance, labor availability, and customer demand. However, the magnitude of such impact on the Company’s business and its duration is uncertain. The Company is not aware of any specific event or circumstance that would require an update to its estimates or adjustments to the carrying value of its assets and liabilities as of June 30, 2026 and the issuance date of this Annual Report on Form 10-K.

Cash and Cash Equivalents

Cash and cash equivalents include highly liquid investments purchased with a maturity of three months or less. These investments are carried at cost, which approximates fair value. At June 30, 2026 and 2025, the Company’s cash was comprised solely of cash on deposit.

Trading Securities

The Company purchases investments for its non-qualified defined contribution plan for employees who exceed certain thresholds under our traditional 401(k) plan. These investments are classified as trading and reported at fair value. The investments, generally consisting of mutual funds, are included in other non-current assets and amounted to $6.7 million at  June 30, 2026 and $5.0 million at June 30, 2025. Gains and losses on these investments are recorded as other non-operating (income) expense, net in the Consolidated Statements of Operations.

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

The changes in the allowances for credit losses accounts during 2026, 2025, and 2024 were as follows (in thousands):

	2026	2025	2024
Balance at beginning of year	$3,985	$1,882	$2,788
Acquisitions and other	(540)	1,700	(18)
Provision charged to expense	2,350	1,573	668
Write-offs, net of recoveries	(1,216)	(1,170)	(1,556)
Balance at end of year	$4,579	$3,985	$1,882

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

The Company did not have any transfers of assets and liabilities among levels of the fair value measurement hierarchy during the years ended June 30, 2026 or 2025. The Company’s policy is to recognize transfers between levels as of the date they occur.

Cash and cash equivalents, accounts receivable, accounts payable and debt are carried at cost, which approximates fair value.

The fair values of our financial instruments at June 30, 2026 and 2025 were (in thousands):

	2026
	Total	Level 1	Level 2	Level 3
Financial Assets
Marketable securities - deferred compensation plan	$6,680	$6,680	$-	$-
Interest rate swaps	2,310	-	2,310	-

Financial Liabilities
Foreign exchange contracts	$299	-	299	-

	2025
	Total	Level 1	Level 2	Level 3
Financial Assets
Marketable securities - deferred compensation plan	$4,980	$4,980	$-	$-
Debt securities(b)	3,629	-	-	3,629
Equity securities(a)	2,211	-	-	2,211

Financial Liabilities
Foreign exchange contracts	$68	-	68	-
Contingent consideration(c)	660	-	-	660

The Company had financial assets based upon Level 3 inputs, which represent investments in a privately held company.

(a) The Company invested $2.0 million for equity securities of a company whose securities are not publicly traded and where fair value is not readily available. This was recorded as an investment within other non-current assets in the consolidated balance sheets to reflect the initial fair value of the stock acquired. This investment is recorded at cost minus any impairment adjusted for observable price changes. The Company concluded it does not have a significant ownership percentage or influence. The Company monitors this investment to evaluate whether any increase or decline in the value has occurred, based on the implied value of recent company financings, public market prices of comparable companies and general market conditions.

(b) In the third quarter of fiscal year 2023, the Company purchased $2.7 million of debt securities from the same privately held company. The available for sale asset was recorded as a current asset in the prepaid expenses and other current assets line of the consolidated balance sheet to reflect the initial fair value of the instrument acquired. In April 2026, these debt securities were converted into additional equity shares of the same privately held company and no gain on loss was recognized.

(c) The Company’s financial liabilities based upon Level 3 inputs comprise of contingent consideration arrangement relating to its acquisition of SEPL in the event that certain financial targets are achieved during the two years following its acquisition in the fourth quarter of fiscal year 2024. The Company determined the fair value of the liabilities for the contingent consideration based on an evaluation of the probability and amount of any deferred compensation that has been earned to date. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy. The fair value of the contingent consideration liability associated with future payments was based on several factors, the most significant of which are typically the financial performance of the acquired business and the risk-adjusted discount rate for the fair value measurement. During the year ended  June 30, 2026, the reduction in the fair value of the contingent consideration liability was a result of the Company’s payment of $0.7 million pursuant to the SEPL agreement.

Concentration of Credit Risk

The Company is subject to credit risk through trade receivables. Concentration of risk with respect to trade receivables is minimized because of the diversification of our operations, as well as our large customer base and our geographical dispersion. No individual customer accounts for more than 5% of revenues or accounts receivable in the periods presented.

Revenue Recognition

In general, the Company recognizes revenue at the point in time control transfers to its customer based on predetermined shipping terms. Revenue is recognized over time under certain long-term contracts within the A&D and Engraving & Hydraulics segments for highly customized customer products that have no alternative use and in which the contract specifies the Company has a right to payment for its costs, plus a reasonable margin. For products manufactured over time, the transfer of control is measured pro rata, based upon current estimates of costs to complete such contracts. Losses on contracts are fully recognized in the period in which the losses become determinable. Revisions in profit estimates are reflected on a cumulative basis in the period in which the basis for such revision becomes known.

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

Our total advertising expenses, which are classified under selling, general, and administrative expenses are primarily related to trade shows, and totaled $2.2 million, $2.6 million, and $2.4 million for the years ended June 30, 2026, 2025, and 2024, respectively.

Research and Development

Research and development expenditures are expensed as incurred. Total research and development costs, which are classified under selling, general, and administrative expenses, were $24.2 million, $21.2 million, and $20.5 million for the years ended June 30, 2026, 2025, and 2024, respectively.

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

The changes in the continuing operations warranty reserve, which are recorded as accrued liabilities, during 2026, 2025, and 2024 were as follows (in thousands):

	2026	2025	2024
Balance at beginning of year	$2,429	$2,209	$2,094
Acquisitions and other charges	(607)	181	92
Warranty expense	1,984	705	2,230
Warranty claims	(1,189)	(666)	(2,207)
Balance at end of year	$2,617	$2,429	$2,209

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

Stockholders' Equity

The Company has authorized a single class of equity, common stock, which has a par value of $1.50 per share with  60,000,000 shares authorized,  27,984,278 shares issued, and  12,054,110,  11,992,116 and 11,761,700 shares issued and outstanding as of June 30, 2026, 2025 and 2024 respectively. Common stockholders are entitled to vote in corporate governance matters, as well as participate in dividends, if declared by our board of directors. From time to time, the Company may repurchase shares of common stock, which are held in treasury stock and reserved for future issuance. As of  June 30, 2026, 2025 and 2024 there were  15,930,168,  15,992,162 and  16,222,578 shares of treasury stock, respectively. The Company uses shares acquired through treasury stock repurchases for the issuance of shares of common stock for the settlement of awards under its stock-based compensation plans, with the net effect of these transactions accounting for the change in common stock outstanding in each of the years ended June 30, 2026,  2025 and 2024. During the years ended June 30, 2026,  2025 and 2024 the Company acquired  20,292, 31,308 and 206,060 shares of treasury stock, respectively and issued 82,286, 109,425 and  222,769 shares for settlement of stock-based compensation awards (refer to Note 13), respectively. During the year ended  June 30, 2025, the Company issued 152,299 shares of Standex common stock in connection with a business acquisition (refer to Note 2).

Foreign Currency Translation

The functional currency of our non-U.S. operations is the local currency. Assets and liabilities of non-U.S. operations are translated into U.S. Dollars on a monthly basis using period-end exchange rates. Revenues and expenses of these operations are translated using monthly average exchange rates. The resulting translation adjustment is reported as a component of comprehensive income (loss) in the consolidated statements of redeemable noncontrolling interest and stockholders’ equity and comprehensive income. Gains and losses from foreign currency transactions are included in results of operations and were not material for any period presented.

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

Income Taxes

Income tax expense includes U.S., state, local and international income taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We adjust deferred income taxes for enacted changes in tax rates and tax laws. Valuation allowances are recorded to reduce deferred tax assets to the amount that will more likely than not be realized. The Company recognizes the tax benefit of uncertain income tax positions only if those positions are more likely than not to be sustained upon examination. Judgment is required in evaluating tax positions and determining income tax provisions. Recognized income tax positions are measured at the largest amount that has a greater than 50% likelihood of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company records interest and penalties related to unrecognized tax benefits in income tax expense. See Note 11, Income Taxes, in the accompanying notes to the consolidated financial statements for further discussion on income taxes.

Earnings Per Share

(share amounts in thousands)	2026	2025	2024
Basic – Average Shares Outstanding	12,038	11,926	11,763
Effect of Dilutive Securities – Stock Options and Restricted Stock Awards	32	90	141
Diluted – Average Shares Outstanding	12,070	12,016	11,904

Both basic and diluted income is the same for computing earnings per share. There were no outstanding instruments that had an anti-dilutive effect at June 30, 2026, 2025, and 2024.

Performance stock units of 22,641, 45,953 and 57,830 for the year ended June 30, 2026, 2025 and 2024 respectively, are excluded from the diluted earnings per share calculation as the performance criteria have not been met.

Recently Issued Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that we adopt as of the specified effective date. Unless otherwise discussed below, the Company does not believe that the adoption of recently issued standards had or may have a material impact on its consolidated financial statements or disclosures. The Company adopted ASC 2023-07 in fiscal 2025. See Note 17. Industry Segment Information.

In  December 2023, the FASB issued ASU 2023- 09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures. This ASU requires enhanced disclosures of income taxes paid, adds disaggregation of continuing operations before income taxes between foreign and domestic earnings and defines specific categories for the reconciliation of jurisdictional tax rate to effective tax rate. This ASU is effective for fiscal years beginning after  December 15, 2024 and can be applied on a prospective basis. The Company adopted ASU 2023-09 for the year ended June 30, 2026, and applied the new disclosure requirements prospectively to the current annual period. Prior period disclosures have not been adjusted to reflect the new disclosure requirements. See Note 11, Income Taxes, in the accompanying notes to the consolidated financial statements for further detail.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income (Topic 220): Expense Disaggregation Disclosures. This ASU provides guidance to expand disclosures related to the disaggregation of income statement expenses. This ASU also requires, in the notes to the financial statements, disclosure of specified information about certain costs and expenses which includes purchases of inventory, employee compensation, depreciation, and intangible asset amortization included in each relevant expense caption. Additionally, in January 2025, the FASB issued ASU 2025-01 to clarify the effective date of ASU 2024-03. ASU 2025-01 is effective for fiscal years beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. This ASU will be effective for the Company’s Form 10-K for fiscal 2028 and Form 10-Q filed thereafter. The Company is currently evaluating the impact this ASU may have on its financial statement disclosures.

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

In September 2025, the FASB issued ASU 2025-06, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software related to accounting for internal-use software costs. The amendments in this update improve the operability of the guidance by removing all references to software development project stages so that the guidance is neutral to different software development methods. This update is effective for annual periods beginning after December 15, 2027, including interim periods within those fiscal years, though early adoption is permitted. The Company is currently in the process of evaluating the effects of this pronouncement on its consolidated financial statements.

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

2. Acquisitions

The Company’s recent acquisitions are strategically significant to the future growth prospects of the Company. At the time of each acquisition and as of  June 30, 2026, the Company evaluated the significance of each acquisition on a standalone basis and in aggregate, considering both qualitative and quantitative factors.

McStarlite

On February 5, 2025, the Company acquired 100% of the issued and outstanding shares of Basmat Inc., dba McStarlite, a privately held company, for $57.0 million, net of cash acquired. McStarlite is a leading provider of complex sheet metal aerospace components. It designs and manufactures cold deep draw and bulge-formed aviation components, including segmented and single piece lipskins, nozzles, complex sheet metal assemblies, and tooling to support production hardware. McStarlite's results are reported within the Company's A&D segment.

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

	Preliminary Allocation as of June 30, 2025	Adjustments	Final Allocation as of June 30, 2026
Total purchase consideration:
Cash payments	$57,549	$-	$57,549
Less: cash acquired	(586)	-	(586)
Total	$56,963	$-	$56,963

Identifiable assets acquired and liabilities assumed:
Other acquired assets	$8,808	$-	$8,808
Inventories	6,744	-	6,744
Customer backlog	3,970	-	3,970
Property, plant, and equipment	8,603	-	8,603
Identifiable intangible assets	24,500	-	24,500
Goodwill	16,761	(554)	16,207
Liabilities assumed	(12,423)	554	(11,869)
Total	$56,963	$-	$56,963

There were no changes to the purchase price allocations of any other acquisitions during the year ended June 30, 2026.

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

Total consideration for Amran aggregated to $179.7 million, consisting of $153.7 million in cash consideration and 152,299 shares of Standex common stock, issued out of the Company's treasury shares, with a fair value of $26.0 million. The fair value of Standex common stock issued as part of the consideration for Amran was determined on the basis of the closing market price of the Company's common shares on the Closing Date. The total consideration for the 90.1% interest in Narayan consisted of a cash payment of $261.9 million. The Company entered into a Shareholder Agreement that provides the Company with the right to purchase, and the noncontrolling interest holders with the right to sell, their remaining noncontrolling interest at a contractually defined redemption value. As the redemptions are contingently redeemable at the option of the noncontrolling interest shareholders, the Company classifies the redeemable noncontrolling interest in the mezzanine equity section on the consolidated balance sheets, which is presented above the equity section and below liabilities. The repurchase price of the redeemable noncontrolling interests is the greater of the share price paid for similar shares as part of the Narayan Acquisition or 12 times twelve months' trailing EBITDA. The redeemable noncontrolling interest represents the noncontrolling shareholder's interest. More specifically, the Shareholders’ Agreement provides the noncontrolling interest holders with the right (but not an obligation) to transfer up to their remaining interest in Narayan for a period of three years ("Put Option Period") to Mold-Tech Singapore. Subsequent to the expiration of the Put Option Period, Mold-Tech Singapore will have the right (but not an obligation) to acquire the remaining interest in Narayan for an additional three-year consecutive period. Please see Note 21. Redeemable noncontrolling interest for subsequent accounting and purchase of noncontrolling interest by the Company.

The purchase price was allocated to the net tangible and identifiable intangible assets acquired and liabilities assumed and noncontrolling interest based on a valuation of their fair values on the Closing Date. Goodwill recorded from this transaction is attributable to Amran/Narayan Group’s technical and applications expertise, which is highly complementary to the Company's existing business.

Identifiable intangible assets of $136.0 million consist primarily of $28.7 million for indefinite lived tradenames and $107.3 million of customer relationships to be amortized over 12 years. Goodwill of $298.4 million was recognized. Goodwill related to the Amran (U.S.) acquisition is deductible for U.S. income tax purposes; the goodwill related to the Narayan (India) acquisition is not deductible. The accounting for business combinations requires estimates and judgments regarding expectations for future cash flows of the acquired business, and the allocations of those cash flows to identifiable tangible and intangible assets, in determining the assets acquired and liabilities assumed. The fair values assigned to tangible and intangible assets acquired and liabilities assumed are based on management's best estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques. On the date of acquisition, the fair value of the noncontrolling interest in Narayan was determined based on the consideration expected to be transferred by the Company for its controlling ownership interest based on the Standex share price at the Closing Date.

The following table summarizes the final allocation of the aggregate total consideration for the Amran/Narayan Group to the estimated fair values of the tangible and identifiable intangible assets acquired and liabilities and noncontrolling interest assumed (in thousands):

Final Allocation as of June 30, 2026
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

	Unaudited
	Year Ended June 30,
(in thousands)	2025	2024
Net sales	$826,550	$814,840
Net income	87,415	72,034

Pro forma earnings during the periods presented were adjusted to include the following adjustments:

●	Amortization of inventory step-up to fair value assuming inventory turns within a two-month period;
●	Amortization of definite-lived intangible assets recognized at fair value that exceed one year as if acquired July 1, 2023;
●	Non-recurring deal related costs have been excluded from net income;
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

The Company incurred deal related costs of $14.2 million for the year ended  June 30, 2025, which is reported separately in the consolidated statements of operations.

From the date of acquisition through June 30, 2025, the Amran/Narayan Group contributed $84.4 million of net sales and $13.7 million of net income.

Transactions with Related Parties of Amran/Narayan Group

The Amran/Narayan Group has certain transactions with parties affiliated with current and former shareholders of the Amran/Narayan Group, including the current President of the Amran/Narayan Group entities in India. The transactions with these parties continue and are summarized as follows:

Names of related parties	Relationship with the Amran / Narayan Group
Narayan Energy Solutions Pvt. Ltd. (formerly known as Narayan Epoxy Components Private Limited)	Entity controlled by minority shareholders of Narayan
Gujarat Plug In Devices Private Limited	Narayan minority shareholders have significant ownership interest
Narayanshree Infrastructure LLP	Partners are former and current minority shareholders of Narayan
Relative of Narayan Minority Shareholders	Lessors of certain real property

At  June 30, 2026 and 2025, $0.3 million and $0.4 million, respectively, is due to the above related parties which is included in accounts payable in the consolidated balance sheets. During the twelve months ended  June 30, 2026, payments for inventory purchases and rental payments were $2.0 million and $0.3 million, respectively. During the twelve months ended  June 30, 2025, payments for inventory purchases and rental payments were $2.5 million and $0.3 million, respectively.

During the twelve months ended  June 30, 2026, 2025 and 2024, sales made to related parties were $0.1 million.

Several of the Amran/Narayan Group leases in India are with Narayanshree Infrastructure LLP and directly with relatives of Narayan minority shareholders. Undiscounted cash flows expected to be paid for operating leases with related parties are as follows as of  June 30, 2026:

Fiscal year	Amount ($)
2027	388
2028	408
2029	46

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

Deal Related Costs

Deal related costs include costs related to acquired businesses and other pending acquisitions, and divestitures. These costs consist of (i) deferred compensation arrangements and (ii) deal related professional service fees and expenses, including financial advisory, legal, accounting, and other outside services incurred in connection with integration and acquisition activities, and regulatory matters related to acquired and divested entities. These costs do not include purchase accounting expenses, which the Company defines as acquired backlog and the step-up of inventory to fair value, or the amortization of the acquired intangible assets.

Deal related costs were $4.1 million, $21.4 million and $2.6 million for fiscal years 2026, 2025 and 2024, respectively.

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

In general, the Company recognizes revenue at the point in time control transfers to its customer based on predetermined shipping terms. Revenue is recognized over time under certain long-term contracts within the A&D and Engraving & Hydraulics segments for highly customized customer products that have no alternative use and in which the contract specifies the Company has a right to payment for its costs, plus a reasonable margin. For products manufactured over time, the transfer of control is measured pro rata, based upon current estimates of costs to complete such contracts. Losses on contracts are fully recognized in the period in which the losses become determinable. Revisions in profit estimates are reflected on a cumulative basis in the period in which the basis for such revision becomes known.

Disaggregation of Revenue from Contracts with Customers

The following table presents revenue from continuing operations disaggregated by product line and segment (in thousands):

	Year Ended
	June 30, 2026	June 30, 2025	June 30, 2024
Electronics	$475,036	$400,130	$321,956

Aerospace & Defense	135,031	102,595	83,476

Scientific	75,748	72,380	68,931

Engraving Services	125,244	116,777	140,591
Engraving Products	11,015	11,583	10,094
Hydraulics Cylinders and Systems	46,070	50,943	55,349
Total Engraving & Hydraulics	182,329	179,303	206,034

Other	23,453	35,699	40,238

Total revenue by product line	$891,597	$790,107	$720,635

The following table presents revenue from continuing operations disaggregated by geography based on company’s locations (in thousands):

	Year Ended
Net sales	June 30, 2026	June 30, 2025	June 30, 2024
United States	$520,745	$467,339	$444,373
Asia Pacific	233,343	194,035	130,423
EMEA (1)	128,876	119,610	132,306
Other Americas	8,633	9,123	13,533
Total	$891,597	$790,107	$720,635

(1)  EMEA consists primarily of Europe, Middle East and S. Africa.

The following table presents revenue from continuing operations disaggregated by timing of recognition (in thousands):

	Year Ended
Timing of Revenue Recognition	June 30, 2026	June 30, 2025	June 30, 2024
Products and services transferred at a point in time	$795,966	$701,806	$642,133
Products transferred over time	95,631	88,301	78,502
Net sales	$891,597	$790,107	$720,635

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

The following table provides information about contract assets and liability balances (in thousands):

	June 30, 2026	June 30, 2025	Change	June 30, 2025	June 30, 2024	Change
Contract assets:
Prepaid expenses and other current assets	$44,407	$59,228	$(14,821)	$59,228	$45,393	$13,835
Contract liabilities:
Customer deposits	$455	$5,189	$(4,734)	$5,189	$1,766	$3,423

The vast majority of our contracts are customer purchase orders that require us to transfer specified quantities of tangible products to our customers. These performance obligations are generally satisfied within a short period of time. We have elected the practical expedient in ASC Topic 606 to not disclose our remaining performance obligations as these obligations are generally less than one year in duration. The Company’s accounts receivable balance as of July 1, 2024 was $123.4 million.

We recognized the following revenue which was included in the contract liability beginning balances (in thousands):

	Year ended
Revenue recognized in the period from:	June 30, 2026	June 30, 2025	June 30, 2024
Amounts included in the contract liability balance at the beginning of the year	$5,189	$1,766	$-

4. Inventories

Inventories are comprised of (in thousands):

June 30	2026	2025
Raw materials	$66,730	$57,302
Work in process	21,538	34,298
Finished goods	40,692	38,394
Total	$128,960	$129,994

Distribution costs associated with the sale of inventory are recorded as a component of selling, general and administrative expenses and were $13.1 million, $11.5 million, and $10.8 million in 2026, 2025 and, 2024, respectively.

5. Property, plant and equipment

Property, plant and equipment consist of the following (in thousands):

June 30	2026	2025
Land, buildings and leasehold improvements	$87,214	$93,254
Machinery, equipment and other	279,815	280,183
Total	367,029	373,437
Less accumulated depreciation	(214,005)	(213,073)
Property, plant and equipment, net	$153,024	$160,364

Depreciation expense totaled $20.3 million, $19.2 million, and $18.6 million, respectively, for the years ended June 30, 2026, 2025 and 2024.

6. Goodwill

Goodwill and certain indefinite-lived intangible assets are not amortized, but instead are tested for impairment at least annually and more frequently whenever events or changes in circumstances indicate that the fair value of the asset may be less than its carrying amount. The Company’s annual test for impairment is performed using a May 31st measurement date.

The Company has identified four reporting units for impairment testing: Electronics, Aerospace & Defense, Scientific and Engraving & Hydraulics.

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

While the Company believes that estimates of future cash flows are reasonable, changes in assumptions could significantly affect valuations and result in impairments in the future. The most significant assumption involved in the Company’s determination of fair value is the cash flow projections of each reporting unit. If the estimates of future cash flows for each reporting unit are insufficient to support the carrying value of the reporting units, the Company will reassess its conclusions related to fair value and the recoverability of goodwill.

The Company completed its annual impairment testing as of May 31, in each of the last three fiscal years and determined that the fair value of each of its reporting units substantially exceeded each unit’s respective carrying value, therefore, no impairment charges were recorded in connection with the testing and assessment.

Changes to goodwill by segment associated with continuing operations during the fiscal year is as follows (in thousands):

	June 30, 2025	Acquisitions	Impairments	Translation Adjustment	June 30, 2026
Electronics	$459,051	$-	$-	$(29,133)	$429,918
Aerospace & Defense	53,778	(554)	-	(331)	52,893
Scientific	15,454	-	-	-	15,454
Engraving & Hydraulics	82,055	-	-	1,233	83,288
Total	$610,338	$(554)	$-	$(28,231)	$581,553

	June 30, 2024	Acquisitions	Impairments	Translation Adjustment	June 30, 2025
Electronics	$149,910	$305,793	$-	$3,348	$459,051
Aerospace & Defense	36,255	16,761	-	762	53,778
Scientific	15,454	-	-	-	15,454
Engraving & Hydraulics	79,664	-	-	2,391	82,055
Total	$281,283	$322,554	$-	$6,501	$610,338

7. Intangible Assets

Intangible assets consist of the following (in thousands):

		Tradenames
	Customer	(Indefinite-	Developed
	Relationships	lived)	Technology	Other	Total
June 30, 2026
Cost	$188,120	$58,158	$38,483	$7,646	$292,407
Accumulated amortization	(59,035)	-	(26,410)	(7,483)	(92,928)
Balance, June 30, 2026	$129,085	$58,158	$12,073	$163	$199,479

June 30, 2025
Cost	$194,584	$59,741	$42,875	$8,046	$305,246
Accumulated amortization	(45,201)	-	(26,358)	(7,930)	(79,489)
Balance, June 30, 2025	$149,383	$59,741	$16,517	$116	$225,757

Amortization expense from continuing operations totaled $17.7 million, $14.6 million, and $8.2 million, respectively, for the years ended June 30, 2026, 2025 and 2024.

At June 30, 2026, aggregate amortization expense is estimated to be (in thousands):

2027	$16,667
2028	15,117
2029	14,986
2030	14,863
2031	14,688
Thereafter	65,000
Total	$141,321

8. Debt

Long-term debt is comprised of the following at June 30 (in thousands):

	2026	2025
Bank credit agreements	$518,204	$553,203
Total funded debt	518,204	553,203
Issuance cost	(254)	(688)
Total long-term debt	$517,950	$552,515

The Company's long-term debt matures in February 2028.

Through the second quarter of fiscal year 2025 the facility had a borrowing limit of $500 million, which can be increased by an amount of up to $250 million, in accordance with specified conditions contained in the agreement. The facility also includes a $10 million sublimit for swing line loans and a $35 million sublimit for letters of credit. During the second quarter of fiscal year 2025, the Company entered into a $250 million 364-day term loan with existing lenders. Also during the period, the Company converted the 364-day term loan into an exercise of the accordion feature under its existing facilities. In connection with the conversion of the loan, the Company entered into a Second Amendment to Third Amended and Restated Credit Agreement. This amendment expanded the total available credit under the Revolving Credit Agreement from $500 million to $825 million. Under the terms of the Credit Agreement, the Company pays interest on borrowed amounts based on a variable rate of interest and a credit spread based on quarterly reported leverage and a commitment fee on unused amounts under the facility. The amount of the commitment fee depends upon both the undrawn amount remaining available under the facility and the Company’s funded debt to EBITDA (as defined in the agreement) ratio at the last day of each quarter. As our funded debt to EBITDA ratio increases, the commitment fee increases.

Funds borrowed under the facility may be used for the repayment of debt, working capital, capital expenditures, acquisitions (so long as certain conditions, including a specified funded debt to EBITDA leverage ratio is maintained), and other general corporate purposes. As of June 30, 2026 and 2025, the Company had standby letters of credit outstanding of $3.1 million and $1.9 million, primarily for insurance purposes and had the ability to borrow $148.4 million and $207.7 million under the facility based on our current EBITDA. The facility contains customary representations, warranties and restrictive covenants, as well as specific financial covenants which the Company was compliant with as of June 30, 2026 and 2025 The Company’s current financial covenants under the facility are as follows:

Interest Coverage Ratio - The Company is required to maintain a ratio of Earnings Before Interest and Taxes, as Adjusted (“Adjusted EBIT per the Credit Facility”), to interest expense for the trailing twelve months of at least 2.75:1. Adjusted EBIT per the Credit Facility specifically excludes extraordinary and certain other defined items such as cash restructuring and deal related charges up to the lower of $20.0 million or 10% of EBITDA. The facility allows for unlimited non-cash charges including purchase accounting and goodwill adjustments. At June 30, 2026 and 2025, the Company’s Interest Coverage Ratio was 4.97:1 and 6.42:1, respectively.

Leverage Ratio- The Company’s ratio of funded debt to trailing twelve month Adjusted EBITDA per the Credit Facility, calculated as Adjusted EBIT per the Credit Facility plus depreciation and amortization, may not exceed 3.5:1. Under certain circumstances in connection with a Material Acquisition (as defined in the Facility), the Facility allows for the leverage ratio to go as high as 4.0:1 for a four-fiscal quarter period. At June 30, 2026 and 2025 the Company’s Leverage Ratio was 2.41:1 and 2.60:1. Our primary sources of cash for these requirements are cash flows from continuing operations and borrowings under the facility.

At June 30, 2026 and 2025, the effective rate of interest on the outstanding borrowings was 5.71% and 6.38%

9. Accrued LIABILITIES

Accrued liabilities recorded in our consolidated balance sheets at June 30, 2026 and 2025 consist of the following (in thousands):

	2026	2025
Payroll and employee benefits	$28,288	$24,804
Operating lease current liability	12,530	11,129
Accrued material and services costs	5,077	4,121
Accrued taxes payable	2,910	2,662
Warranty reserves	2,617	2,483
Accrued interest	2,524	3,152
Professional fees	2,785	2,304
Restructuring costs	3,314	1,457
Workers' compensation	981	1,245
Contingent consideration	-	330
Other	6,973	9,517
Total	$67,999	$63,204

10. Derivative Financial Instruments

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

The Company’s effective swap agreements convert the base borrowing rate on $225 million of debt due under its Facility from a variable rate equal to 1 month Secured Overnight Financing Rate (SOFR) to a weighted average fixed rate of 3.48% at June 30, 2026. The fair value of the swaps, recognized in accumulated other comprehensive loss, is as follows (in thousands, except percentages):

Effective Date	Notional	Fixed	Maturity	Fair Value at June 30,
	Amount	Interest Rate		2026	2025
August 30, 2025	225,000	3.48%	August 30, 2028	$2,310	$-

The Company reported no losses for the years ended June 30, 2026, 2025, and 2024, as a result of hedge ineffectiveness. Future changes in these swap arrangements, including termination of the agreements, may result in a reclassification of any gain or loss reported in accumulated other comprehensive income (loss) into earnings as an adjustment to interest expense. Accumulated other comprehensive income (loss) related to these instruments is being amortized into interest expense concurrent with the hedged exposure.

Foreign Exchange Contracts

Forward foreign currency exchange contracts are used to limit the impact of currency fluctuations on certain anticipated foreign cash flows, such as sales to foreign customers and loan payments between subsidiaries. The Company enters into such contracts for hedging purposes only.  The Company has designated certain of these currency contracts as hedges, and changes in the fair value of these contracts are recognized in other comprehensive income until the hedged items are recognized in earnings. Hedge ineffectiveness, if any, associated with these contracts will be reported in net income. At June 30, 2026 and 2025, the Company had outstanding forward contracts related to hedges of intercompany loans that had an immaterial amount of net unrealized loss. The notional amounts of these instruments, by currency in thousands, are as follows:

Currency	2026	2025
JPY	5,107,000	3,250,000

The table below presents the fair value of derivative financial instruments as well as their classification on the balance sheet at June 30 (in thousands):

	2026		2025
Derivative designated as hedging instruments	Balance Sheet Line Item	Fair Value	Balance Sheet Line Item	Fair Value
Interest rate swaps	Prepaid expenses and other current assets	$2,310	Prepaid expenses and other current assets	$-
Foreign exchange contracts	Accrued Liabilities	(299)	Accrued Liabilities	(68)
		$2,011		$(68)

The table below presents the amount of gain (loss) recognized in comprehensive income on our derivative financial instruments (effective portion) designated as hedging instruments and their classification within comprehensive income for the periods ended (in thousands):

	2026	2025	2024
Interest rate swaps	$2,972	$149	$1,154
Foreign exchange contracts	-	-	315
	$2,972	$149	$1,469

The table below presents the amount reclassified from accumulated other comprehensive income (loss) to net income for the periods ended (in thousands):

Details about Accumulated Other Comprehensive Income (Loss) Components	2026	2025	2024	Affected line item in the Statements of Operations
Interest rate swaps	$(669)	$(4,468)	$(6,865)	Interest expense
Foreign exchange contracts	-	-	(215)	Other non-operating income
	$(669)	$(4,468)	$(7,080)

11. Income Taxes

The components of income from continuing operations before income taxes are as follows (in thousands):

	2026	2025	2024
U.S. Operations	$65,000	$(4,833)	$33,891
Non-U.S. Operations	97,940	73,643	61,232
Total	$162,940	$68,810	$95,123

The Company utilizes the asset and liability method of accounting for income taxes. Deferred income taxes are determined based on the estimated future tax effects of differences between the financial and tax bases of assets and liabilities given the provisions of the enacted tax laws. The components of the provision for income taxes on continuing operations (in thousands) were as shown below:

	2026	2025	2024
Current:
Federal	$(1,958)	$(6,200)	$6,230
State	1,371	763	692
Non-U.S.	33,429	26,187	17,369
Total Current	$32,842	$20,750	$24,291
Deferred:
Federal	$5,121	$(4,345)	$(388)
State	1,059	(1,486)	(684)
Non-U.S.	(4,769)	(3,835)	(1,687)
Total Deferred	$1,411	$(9,666)	$(2,759)
Total Income Tax Expense (Benefit):
Federal	$3,163	$(10,545)	$5,842
State	2,430	(723)	8
Non-U.S.	28,660	22,352	15,682
Total	$34,253	$11,084	$21,532

Income tax payments (net of refunds received):

2026
U.S. Federal	$5,000
U.S. State and Local	1,201
Non-U.S.
India	13,596
Japan	8,505
China	4,997
Germany	1,614
Other	3,095
Total income taxes paid, (net of refunds received)	$38,008

The differences between income taxes computed at the United States statutory rate and the provision for income taxes are summarized as follows for the fiscal year 2026 (in thousands):

	Gross	Tax	%
Federal Tax	$162,940	$34,217	21%

Domestic, state and local income taxes, net of federal income tax effect (a)		1,920	1.2%

Foreign tax effects
Japan
Statutory tax rate difference between Japan and United States		2,292	1.4%
India
Statutory tax rate difference between India and United States		1,435	0.9%
Withholding Taxes		2,460	1.5%
China
Statutory tax rate difference between China and United States		1,731	1.1%
Local taxes at a rate different than the statutory rate		(2,020)	(1.2%)
Other		(619)	(0.4%)

Other		2,798	1.7%

Effect of cross-border tax laws
Global intangible low-taxed income, net of credits		44	0.0%
Other		(621)	(0.4%)

Tax Credits
Research & Development Credits		(2,560)	(1.6%)
Foreign Tax Credits		(1,784)	(1.1%)
Other		(2)	0.0%

Changes in valuation allowances		(4,978)	(3.1%)

Nontaxable or Nondeductible Items
Other		483	0.3%
Changes in unrecognized tax benefits		(682)	(0.4%)
Other		139	0.1%

Provision for income taxes	$162,940	$34,253	21%

(a) State taxes in California, Massachusetts, Michigan and Pennsylvania made up the majority (greater than 50 percent) of the tax effect in this category.

The differences between income taxes computed at the United States statutory rate and the provision for income taxes are summarized as follows for the fiscal years 2025 and 2024 (in thousands):

	2025	2024
Provision at statutory tax rate	21.0%	21.0%
State taxes	(0.8%)	0.4%
Impact of foreign operations	8.4%	3.3%
Federal tax credits	(6.8%)	(3.0%)
Cash repatriation	4.3%	0.2%
SubF/GILTI	0.0%	0.0%
Uncertain Tax Positions	(13.3%)	0.4%
Officers compensation	2.7%	4.0%
Share-based compensation	(1.3%)	(4.0%)
Return to provision	1.0%	0.6%
Valuation allowance release	0.0%	0.6%
Tax expense on Procon Pumps disposal	0.0%	0.0%
Other	0.9%	(0.8%)
Effective income tax provision	16.1%	22.6%

Changes in the effective tax rates from period to period may be significant as they depend on many factors including, but not limited to, size of the Company’s income or loss and any one-time activities occurring during the period.

Significant components of the Company’s deferred income taxes are as follows (in thousands):

	2026	2025
Deferred tax liabilities:
Depreciation and amortization	$(47,091)	$(32,396)
Withholding taxes	(2,763)	(3,421)
Operating lease right-of-use-asset	(4,367)	(5,100)
Total deferred tax liability	$(54,221)	$(40,917)

Deferred tax assets:
Accrued compensation	$3,241	$2,553
Accrued expenses, reserves and other	3,935	(16,313)
Pension	6,321	9,647
Inventory	558	1,971
Lease liabilities	5,256	6,067
Section 174 Capitalization	11,422	18,308
Net operating loss and credit carry forwards	15,278	14,240
Total deferred tax asset	$46,011	$36,473

Less: Valuation allowance	(8,522)	(11,527)
Net deferred tax liability	$(16,732)	$(15,971)

The Company estimates the degree to which deferred tax assets, including net operating loss and credit carry forwards will result in a benefit based on expected profitability by tax jurisdiction and provides a valuation allowance for tax assets and loss carry forwards that it believes will more likely than not go unrealized. The valuation allowance at June 30, 2026 applies to state net operating loss, foreign net operating loss, branch basket foreign tax credit carryforward and state R&D credit carryforwards, which management has concluded that it is more likely than not that these tax benefits will not be realized. The $3.0 million decrease in the valuation allowance at June 30, 2026 was primarily driven by the release of the valuation allowance on Federal capital loss carryforwards as a result of the capital gain recognized on the sale of Federal Industries. The $0.8 million decrease in the valuation allowance at June 30, 2025 was primarily driven by current year activity in state and foreign jurisdictions. The $2.8 million increase in the valuation allowance at June 30, 2024 was primarily driven by the establishment of a valuation allowance on branch basket foreign tax credit carryforwards and current year activity in state and foreign jurisdictions.

As of June 30, 2026, the Company had gross state net operating loss ("NOL") and credit carry forwards of approximately $14.7 million and $6.0 million, respectively, which may be available to offset future state income tax liabilities and expire at various dates from 2024 through 2046. In addition, the Company had gross federal NOL carry forwards of approximately $2.7 million and gross foreign NOL carry forwards of approximately $14.8 million, all of which carry forward indefinitely. The Company also had federal credit carryforwards of approximately $5.1 million which expire at various dates from 2027 through 2046.

Under ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, all excess tax benefits and tax deficiencies are recognized as income tax expense or benefit in the statement of operations. Accordingly, we recorded an income tax benefit in the consolidated statement of operation of $1.1 million during the fiscal year ended June 30, 2026, $0.9 million during the fiscal year ended June 30, 2025, and $3.9 million during the fiscal year ended June 30, 2024, for the windfall of tax benefits related to equity compensation.

U.S. tax law allows a 100% dividend received deduction for foreign dividends and the Company has begun to bring back cash from foreign subsidiaries. However, the permanent reinvestment assertion must still be assessed and made regarding potential liabilities for foreign withholding taxes. As of June 30, 2026, the Company maintained the assessment that previously undistributed earnings of certain foreign subsidiaries no longer meet the requirements for indefinite reinvestment under applicable accounting guidance. Therefore, the Company recognized deferred tax liabilities of approximately $2.2 million that relate to withholding taxes on the current earnings of various foreign subsidiaries. It is expected that deferred tax liabilities will continue to be recorded on current earnings in future periods from these subsidiaries. The Company maintains the permanent reinvestment assertion on earnings in certain foreign jurisdictions. It is not practicable to estimate the amount of tax that might be payable on the remaining undistributed earnings.

The total provision (benefit) for income taxes included in the consolidated financial statements was as follows (in thousands):

	2026	2025	2024
Continuing operations	$34,253	$11,084	$21,532
Discontinued operations	(38)	(11)	(137)
Total provision (benefit)	$34,215	$11,073	$21,395

The changes in the amount of gross unrecognized tax benefits were as follows (in thousands):

	2026	2025	2024
Beginning Balance	$2,913	$9,766	$9,493
Additions based on tax positions related to the current year	246	1,108	273
Statute lapses and settlements	(928)	(7,961)	-
Ending Balance	$2,231	$2,913	$9,766

At June 30, 2026, we had $2.2 million of non-current liabilities, included in accrued pension and other non-current liabilities on the consolidated balance sheet for uncertain tax positions. We are not able to provide a reasonable estimate of the timing of future payments related to these obligations. The Company increased its uncertain tax position during the year due to federal R&D tax credit exposures. The Company decreased its uncertain tax position during the year due to the statute of limitations lapsing on federal R&D tax credits.

If the unrecognized tax benefits in the table above were recognized in a future period, $2.2 million of the unrecognized tax benefit would impact the Company’s effective tax rate.

Within the next twelve months, the statute of limitations will close in various U.S., state and non-U.S. jurisdictions. The following tax years, in the major tax jurisdictions noted, are open for assessment or refund:

Country	Years Ending June 30,
United States	2023 to 2026
Canada	2022 to 2026
Germany	2022 to 2026
Ireland	2025 to 2026
Portugal	2024 to 2026
United Kingdom	2022 to 2026

The Company’s policy is to include interest expense and penalties related to unrecognized tax benefits within the provision for income taxes on the consolidated statements of operations.

On July 4, 2025, the U.S. government enacted The One Big Beautiful Bill Act of 2025 (“OBBBA”) which includes, among other provisions, changes to the U.S. corporate income tax system including the allowance of immediate expensing of qualifying research and development expenses and permanent extensions of certain provisions within the Tax Cuts and Jobs Act. The OBBBA did not have a material impact on the Company’s financial statements for fiscal year 2026.

The Organization for Economic Co-operation and Development (OECD) and the G20 Inclusive Framework on Base Erosion and Profit Shifting (the "Inclusive Framework") have put forth Pillar Two proposals that ensure a minimal level of taxation. Several countries in which the Company operates, including several European Union member states, have adopted domestic legislation to implement the Inclusive Framework's global corporate minimum tax rate of fifteen percent. This legislation became effective for the Company beginning June 1, 2024. Based on the Company's analysis of Pillar Two provisions, these tax law changes did not have a material impact on the Company's financial statements for fiscal year 2026. On January 5, 2026, the OECD Inclusive Framework members approved changes to the model rules, including the introduction of a “side by side” rule which would exempt U.S.-parented companies from certain aspects of the global minimum tax regime. The updated model rules will need to be incorporated into local tax legislation to be effective. We do not expect the new rules to have a material impact on our consolidated financial statements.

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

Total compensation cost recognized in the consolidated statement of operations for equity based compensation awards was $8.8 million, $8.7 million, and $9.8 million for the years ended June 30, 2026, 2025, and 2024, respectively, primarily within Selling, General, and Administrative Expenses. The total income tax benefit recognized in the consolidated statement of operations for equity-based compensation plans was $1.0 million, $1.4 million, and $2.2 million for the years ended June 30, 2026, 2025 and 2024, respectively.

There were 604,342 shares of common stock reserved for issuance under various compensation plans at June 30, 2026.

Restricted Stock Awards

The Company may award shares of restricted stock to eligible employees and non-employee directors of the Company at no cost, giving them, in most instances, all of the rights of stockholders, except that they may not sell, assign, pledge or otherwise encumber such shares and rights during the restriction period. Such shares and rights are subject to forfeiture if certain employment conditions are not met. During the restriction period, recipients of the shares are entitled to dividend equivalents on such shares, providing that such shares are not forfeited. Dividends are accumulated and paid out at the end of the restriction period. Restrictions on non-vested stock awards generally lapse between fiscal year 2027 and fiscal year 2029. Compensation expense related to stock awards recognized was $6.4 million, $5.2 million, and $6.0 million, respectively, for fiscal years ended June 30, 2026, 2025, and 2024.

A summary of restricted stock awards activity is as follows:

	Restricted Stock Awards
		Weighted
	Number	Average
	of	Grant Date
	Shares	Fair Value
Outstanding, June 30, 2025	76,635	$145.06
Granted	34,768	216.94
Vested	(43,506)	111.31
Canceled	(4,407)	191.05
Outstanding, June 30, 2026	63,490	$188.21

Restricted stock awards granted during fiscal years 2025 and 2024 had a weighted average grant date fair value of $177.17 and $151.99, respectively. The grant date fair value of restricted stock awards is determined based on the closing price of the Company’s common stock on the date of grant. The fair value of awards vested during fiscal years 2026, 2025 and 2024 was $9.7 million, $6.0 million and $9.0 million, respectively.

As of June 30, 2026, there was $3.9 million of unrecognized compensation costs related to awards expected to be recognized over a weighted-average period of 1.5 years.

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

Dividend equivalents are accumulated and paid out at the end of the restriction period. The restrictions on the units expire after three years. Restrictions on non-vested annual component awards generally lapse between fiscal year 2027 and fiscal year 2029. The compensation expense associated with this incentive program is charged to income over the restriction period. The Company recorded compensation expense related to this program of $0.4 million, $1.6 million, and $0.9 million for the years ended June 30, 2026, 2025 and 2024, respectively.

As of June 30, 2026, there was $0.1 million of unrecognized compensation costs related to awards expected to be recognized over a weighted-average period of 1.8 years.

The fair value of the awards under the annual component of this incentive program is measured using the Black-Scholes option-pricing model. Key assumptions used to apply this pricing model are as follows:

	2026	2025	2024
Risk-free interest rates	3.69%	3.69%	4.52%
Expected life of option grants (in years)	3	3	3
Expected volatility of underlying stock	34.7%	34.1%	29.5%
Expected quarterly dividends (per share)	$0.32	$0.32	$0.28

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

A summary of the awards activity under the executive compensation program is as follows:

	Annual Component			Performance Stock Units
		Weighted			Weighted
	Number	Average	Aggregate	Number	Average
	of	Exercise	Intrinsic	of	Grant Date
	Shares	Price	Value	Shares	Fair Value
Non-vested, June 30, 2025	30,020	$86.22	$955,625	80,632	$136.83
Granted	6,788	117.36	-	23,839	210.92
Exercised / vested	(18,180)	69.49	2,618,225	(17,169)	41.17
Forfeited	-	-		(20,422)	108.61
Non-vested, June 30, 2026	18,628	$113.89	$4,541,053	66,880	$182.41

Restricted stock awards granted under the annual component of this program in fiscal years 2026, 2025, and 2024 had a weighted average grant date fair value of $117.36, $148.03, and $81.41, respectively. The PSUs granted in fiscal years 2025 and 2024 had a weighted average grant date fair value of $148.03 and $81.41, respectively. The grant date fair value of the PSUs is determined based on the closing price of the Company’s common stock on the date of grant. The fair value of PSUs vested under the long-term component of this program during the fiscal years ended June 30, 2026, 2025, and 2024 was $3.6 million, $7.9 million, and $21.4 million, respectively.

The Company recognized compensation expense related to the PSUs of $1.9 million, $1.9 million, and $2.9 million for the fiscal years ended June 30, 2026, 2025 and 2024, respectively, based on the probability of the performance targets being met. The total unrecognized compensation costs related to non-vested performance share units was $5.0 million at June 30, 2026, which is expected to be recognized over a weighted average period of 1.84 years.

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan, which is considered a compensatory Plan as it allows employees to purchase shares of common stock of the Company at a 15% discount from the market each quarter. At the beginning of each calendar quarter, employees may elect to purchase shares of Company stock at a value equal to 85% of the closing price on the last trading day of the quarter. The 15% discount is recorded as a component of SG&A in the Company’s Consolidated Statements of Operations. Shares of stock reserved for the plan were 30,550 at June 30, 2026. Shares purchased under this plan aggregated to 3,291 in fiscal year 2026, 4,393 in 2025, and 3,778 in 2024, at an average price of $217.14, $143.52, and $137.38, respectively.

14. Accumulated Other Comprehensive Income (LosS)

The components of the Company’s accumulated other comprehensive income (loss) are as follows (in thousands):

	2026	2025	2024
Foreign currency translation adjustment	$(118,203)	$(74,788)	$(91,928)
Unrealized pension (losses), net of tax	(83,617)	(90,972)	(95,516)
Unrealized (losses) gains on derivative instruments, net of tax	2,759	995	4,488
Total accumulated other comprehensive income	$(199,061)	$(164,765)	$(182,956)

15. restructuring

The Company has undertaken a number of initiatives that have resulted in severance, restructuring, and related charges. Restructuring liabilities are included in accrued liabilities on the consolidated balance sheet. A summary of charges by initiative is as follows (in thousands):

	Involuntary Employee
	Severance and
Year Ended June 30,	Benefit Costs	Other	Total
2026 Restructuring Initiatives	$7,185	$1,612	$8,797
Prior Year Initiatives	1,315	2,074	3,389
Total expense	$8,500	$3,686	$12,186

2025 Restructuring Initiatives	$2,679	$1,164	$3,843
Prior Year Initiatives	2,189	871	3,060
Total expense	$4,868	$2,035	$6,903

2024 Restructuring Initiatives	$4,484	$3,386	$7,870
Prior Year Initiatives	184	152	336
Total expense	$4,668	$3,538	$8,206

2026 Restructuring Initiatives

The Company continues to focus its efforts to reduce cost and improve productivity across businesses, particularly through headcount reductions, facility closures, and consolidations. Restructuring expenses primarily related to headcount reductions and other cost saving initiatives. During fiscal year 2026, we also incurred restructuring expenses related to third party assistance with analysis and implementation of these activities, write off of leases and other equipment, and relocation expenses.

	Involuntary Employee
	Severance and
Current Year Initiatives	Benefit Costs	Other	Total
Restructuring liabilities at June 30, 2025	$-	$-	$-
Additions and adjustments	7,185	1,612	8,797
Payments	(5,008)	(719)	(5,727)
Restructuring liabilities at June 30, 2026	$2,177	$893	$3,070

Prior Year Restructuring Initiatives

The Company continues to focus its efforts to reduce cost and improve productivity across our businesses, particularly through headcount reductions, facility closures, and consolidations. During fiscal years 2025 and 2024, the Company also incurred restructuring expenses related to headcount reductions, facility rationalization and third party assistance with analysis and implementation of these activities.

The Company expects to incur additional restructuring costs of approximately $1.7 million in fiscal year 2027 as the Company continues to focus its efforts to reduce cost and improve productivity across its businesses, particularly through facility closures and consolidations.

Activity in the reserves related to prior year restructuring initiatives is as follows (in thousands):

	Involuntary Employee
	Severance and
Prior Year Initiatives	Benefit Costs	Other	Total
Restructuring liabilities at June 30, 2025	$1,397	$60	$1,457
Additions and adjustments	1,315	2,074	3,389
Payments	(2,677)	(1,925)	(4,602)
Restructuring liabilities at June 30, 2026	$35	$209	$244

Activity in the reserves in fiscal year 2025 (in thousands):

	Involuntary Employee
	Severance and
	Benefit Costs	Other	Total
Restructuring liabilities at June 30, 2024	$1,253	$194	$1,447
Additions and adjustments	4,869	2,034	6,903
Payments	(4,725)	(2,168)	(6,893)
Restructuring liabilities at June 30, 2025	$1,397	$60	$1,457

The Company’s total restructuring expenses by segment are as follows (in thousands):

	Involuntary Employee
	Severance and
	Benefit Costs	Other	Total
Fiscal Year 2026
Electronics	$1,817	$434	$2,251
Aerospace & Defense	233	2	235
Engraving & Hydraulics	6,154	3,250	9,404
Other	70	-	70
Corporate	226	-	226
Total expense	$8,500	$3,686	$12,186

Fiscal Year 2025
Engraving & Hydraulics	$3,561	$1,762	$5,323
Electronics	1,135	273	1,408
Corporate	172	-	172
Total expense	$4,868	$2,035	$6,903

Fiscal Year 2024
Engraving & Hydraulics	$2,414	$3,042	$5,456
Electronics	903	496	1,399
Aerospace & Defense	54	-	54
Corporate	1,297	-	1,297
Total expense	$4,668	$3,538	$8,206

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

Net periodic benefit cost for U.S. and non-U.S. plans included the following components (in thousands):

	U.S. Plans			Foreign Plans
	Year Ended June 30,			Year Ended June 30,
	2026	2025	2024	2026	2025	2024
Service Cost	$-	$-	$-	$224	$250	$196
Interest Cost	9,153	9,544	9,891	1,255	1,217	1,190
Expected return on plan assets	(10,082)	(10,564)	(11,113)	(1,458)	(1,383)	(1,404)
Recognized net actuarial loss	4,698	4,221	3,802	(4)	-	(607)
Settlement (gain) / loss recognized	-	-	-	(22)	-	-
Amortization of prior service cost (benefit)	-	-	-	(3)	(3)	(3)
Net periodic benefit cost (benefit)	$3,769	$3,201	$2,580	$(8)	$81	$(628)

The following table sets forth the funded status and amounts recognized as of June 30, 2026 and 2025 for our U.S. and foreign defined benefit pension plans (in thousands):

	U.S. Plans		Foreign Plans
	Year Ended June 30,		Year Ended June 30,
	2026	2025	2026	2025
Change in benefit obligation
Benefit obligation at beginning of year	$171,316	$178,439	$26,977	$26,994
Service cost	-	-	224	250
Interest cost	9,153	9,544	1,255	1,217
Plan settlements	-	-	(135)	(270)
Actuarial gain	(3,750)	(1,226)	(636)	(1,757)
Benefits paid	(15,165)	(15,441)	(1,685)	(1,793)
Foreign currency exchange rate & other changes	-	-	(1,162)	2,336
Projected benefit obligation at end of year	$161,554	$171,316	$24,838	$26,977

Change in plan assets
Fair value of plan assets at beginning of year	$146,445	$142,312	$22,833	$22,233
Actual return on plan assets	11,797	11,996	679	161
Employer contribution	6,636	7,578	210	218
Benefits paid	(15,165)	(15,441)	(1,455)	(1,617)
Foreign currency exchange rate & other changes	-	-	(780)	1,838
Fair value of plan assets at end of year	$149,713	$146,445	$21,487	$22,833

Funded Status	$(11,841)	$(24,871)	$(3,351)	$(4,144)

Amounts recognized in the consolidated balance sheets consist of:
Prepaid benefit cost	$-	$-	$3,272	$3,294
Current liabilities	(62)	(113)	(595)	(476)
Non-current liabilities	(11,779)	(24,758)	(6,028)	(6,962)
Net amount recognized	$(11,841)	$(24,871)	$(3,351)	$(4,144)

Unrecognized net actuarial loss	$104,004	$114,166	$5,219	$5,199
Unrecognized prior service cost	-	-	(19)	(25)
Accumulated other comprehensive income, pre-tax	$104,004	$114,166	$5,200	$5,174

The accumulated benefit obligation for all defined benefit pension plans was $180.8 and $191.6 million at June 30, 2026 and 2025, respectively.

The estimated actuarial net loss for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $5.1 million.

Plan Assets and Assumptions

The fair values of the Company’s pension plan assets at June 30, 2026 and 2025 by asset category, as classified in the three levels of inputs described in Note 1 under the caption Fair Value of Financial Instruments, are as follows (in thousands):

	June 30, 2026
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$2,135	$2,135	$-	$-
Common and preferred stocks	38,497	-	38,497	-
Corporate bonds and other fixed income securities	128,678	-	128,678	-
Other	1,871	-	1,871	-
	$171,181	$2,135	$169,046	$-

	June 30, 2025
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$341	$341	$-	$-
Common and preferred stocks	63,990	-	63,990	-
Corporate bonds and other fixed income securities	96,042	-	96,042	-
Other	8,899	-	8,899	-
	$169,272	$341	$168,931	$-

Asset allocation and target asset allocations are as follows:

	U.S. Plans		Foreign Plans
	Year Ended June 30,		Year Ended June 30,
Asset Category	2026	2025	2026	2025
Equity securities	25%	42%	0%	0%
Debt securities	67%	48%	99%	70%
Global balanced securities	7%	10%	0%	0%
Other	1%	0%	1%	30%
Total	100%	100%	100%	100%

	2026
Asset Category – Target	U.S.	U.K.
Equity securities	23%	0%
Debt and market neutral securities	70%	70%
Global balanced securities	4%	0%
Other	3%	30%
Total	100%	100%

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

Year Ended June 30	2026	2025	2024
Plan assumptions - obligations
Discount rate	3.42% - 5.85%	2.40% - 5.6%	1.85% - 5.60%
Rate of compensation increase	3.00%	3.25%	3.30%

Plan assumption - cost
Discount rate	2.30% - 5.60%	1.85% - 5.60%	1.48% - 5.6%
Expected return on assets	5.40% - 6.35%	5.40% - 6.35%	4.55% - 6.50%
Rate of compensation increase	3.00%	3.25%	3.30%

Included in the above are the following assumptions relating to the obligations for defined benefit pension plans in the United States at June 30, 2026; discount rate of 5.8% and expected return on assets of 6.35%. The U.S. defined benefit pension plans represent the majority of our pension obligations. The expected return on plan assets assumption is based on our expectation of the long-term average rate of return on assets in the pension funds and is reflective of the current and projected asset mix of the funds. The discount rate reflects the current rate at which pension liabilities could be effectively settled at the end of the year. The discount rate is determined by matching our expected benefit payments from a stream of AA- or higher bonds available in the marketplace, adjusted to eliminate the effects of call provisions.

Expected benefit payments for all plans during the next five fiscal years are as follows: 2027, $17.4 million; 2028, $17.2 million; 2029, $16.9 million; 2030, $16.4 million; 2031, $16.4 million and years thereafter, $73.8 million. The Company expects to make $5.0 million of contributions to its pension plans in fiscal year 2027.

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
●

If the Company chooses to stop participating in some of its multiemployer plans, it  may be required to pay those plans an amount based on the underfunded status of the plan, referred to as a withdrawal liability. However, cessation of participation in a multiemployer plan and subsequent payment of any withdrawal liability is subject to the collective bargaining process.

The following table outlines the Company’s participation in multiemployer pension plans for the periods ended June 30, 2026, 2025, and 2024, and sets forth the yearly contributions into each plan. The “EIN/Pension Plan Number” column provides the Employer Identification Number (“EIN”) and the three-digit plan number. The most recent Pension Protection Act zone status available in 2026 and 2025 relates to the plans’ two most recent fiscal year-ends. The zone status is based on information that we received from the plans’ administrators and is certified by each plan’s actuary. Among other factors, plans certified in the red zone are generally less than 65% funded, plans certified in the orange zone are both less than 80% funded and have an accumulated funding deficiency or are expected to have a deficiency in any of the next six plan years, plans certified in the yellow zone are less than 80% funded, and plans certified in the green zone are at least 80% funded. The “FIP/RP Status Pending/Implemented” column indicates whether a financial improvement plan (“FIP”) for yellow/orange zone plans, or a rehabilitation plan (“RP”) for red zone plans, is either pending or has been implemented. For all plans, the Company’s contributions do not exceed 5% of the total contributions to the plan in the most recent year.

		Pension Protection Act							Expiration
		Zone Status			Contributions				Date of
									Collective
	EIN/Plan			FIP/RP				Surcharge	Bargaining
Pension Fund	Number	2026	2025	Status	2026	2025	2024	Imposed?	Agreement
New England Teamsters and Trucking Industry Pension Fund	04-6372430-001	Red	Red	Yes/ Implemented	$1,018	$1,061	$816	No	Mar-27

IAM National Pension Fund, National Pension Plan	51-6031295-002	Red	Red	Yes/Implemented	518	658	586	Yes	Aug-29
					$1,536	$1,719	$1,402

Retirement Savings Plans

The Company has two primary employee savings plans, one for salaried employees and one for hourly employees. Substantially all of our full-time domestic employees are covered by these savings plans. Under the provisions of the plans, employees may contribute a portion of their compensation within certain limitations. The Company, at the discretion of the Board of Directors, may make contributions on behalf of our employees under the plans. Company contributions were $3.7 million, $3.1 million, and $2.8 million for the years ended June 30, 2026, 2025, and 2024, respectively. At June 30, 2026, the salaried plan holds approximately 66,000 shares of Company common stock, representing approximately 5.83% of the holdings of the plan.

17. Industry Segment Information

The company operates in the following four reportable segments organized around the types of products sold. Its operating segments contain similar products and economic characteristics, and shared similar types of customers, and production and distribution methods. The Company has determined that its CEO is its Chief Operating Decision Maker (CODM) who is responsible for assessing performance and allocating resources. The CODM primarily evaluates segment performance based on net revenue and does not regularly review specific expense categories at the segment level. Instead, expenses are managed and assessed on a consolidated basis rather than by individual segment. While certain operating expenses may be incurred at the segment level, these are not regularly reviewed by the CODM when evaluating performance or allocating resources. As a result, the Company does not allocate or disclose certain expense details by segment. The CODM primarily reviews these profit measures in comparison to forecasts, trends, key performance targets, and results of industry peers to assess profitability, identify areas for improvement, and make strategic decisions regarding investments and resource allocation within each segment.

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

• Engraving & Hydraulics – provides mold texturing, slush molding tools, project management and design services, roll engraving, hygiene product tooling, low observation vents for stealth aircraft, and process machinery for a number of industries and single and double acting telescopic and piston rod hydraulic cylinders;

Net sales include only transactions with unaffiliated customers and include no significant intersegment or export sales. Operating income by segment and geographic area excludes general corporate and interest expenses. Assets of the Corporate segment consist primarily of cash, office equipment, and other non-current assets.

Given the nature of its corporate expenses, the Company concluded that it would not presently be appropriate to allocate the expenses associated with corporate activities to our operating segments. These corporate expenses include the costs for the corporate headquarters, salaries and wages for the personnel in corporate, professional fees related to corporate matters and compliance efforts, stock-based compensation and post-retirement benefits related to our corporate executives, officers and directors, and other compliance related costs. The Company has a process to allocate and recharge certain direct costs to the operating segments when such direct costs are administered and paid at corporate. Such direct expenses that are recharged on an intercompany basis each month include such costs as insurance, workers’ compensation programs, and audit fees. The accounting policies applied by the reportable segments are the same as those described in the Summary of Accounting Policies footnote to the consolidated financial statements. There are no differences in accounting policies which would be necessary for an understanding of the reported segment information.

	2026
(in thousands)	Electronics	Aerospace & Defense	Scientific	Engraving & Hydraulics	Total reportable segments	Other	Total
Net Sales	$475,036	$135,031	$75,748	$182,329	$868,144	$23,453	$891,597
Segment Expenses	(353,697)	(113,079)	(57,713)	(154,925)	(679,414)	(19,407)	(698,821)
Segment operating income	121,339	21,952	18,035	27,404	188,730	4,046	192,776
Corporate							(40,032)
Gain on sale of business							57,085
Restructuring costs							(12,186)
Deal related costs							(4,059)
Income From Operations							193,584
Interest expense							30,712
Other non-operating expense, net							(68)
Income from continuing operations before income taxes							$162,940

	2025
(in thousands)	Electronics	Aerospace & Defense	Scientific	Engraving & Hydraulics	Total reportable segments	Other	Total
Net Sales	$400,130	$102,595	$72,380	$179,303	$754,408	$35,699	$790,107
Segment Expenses	(312,203)	(87,167)	(54,910)	(154,130)	(608,410)	(28,384)	(636,794)
Segment operating income	87,927	15,428	17,470	25,173	145,998	7,315	153,313
Corporate							(31,427)
Restructuring costs							(6,903)
Deal related costs							(21,434)
Income From Operations							93,549
Interest expense							23,931
Other non-operating expense, net							808
Income from continuing operations before income taxes							$68,810

	2024
(in thousands)	Electronics	Aerospace & Defense	Scientific	Engraving & Hydraulics	Total reportable segments	Other	Total
Net Sales	$321,956	$83,476	$68,931	$206,034	$680,397	$40,238	$720,635
Segment Expenses	(257,926)	(68,260)	(49,931)	(168,990)	(545,107)	(30,943)	(576,050)
Segment operating income	64,030	15,216	19,000	37,044	135,290	9,295	144,585
Corporate							(32,183)
Restructuring costs							(8,206)
Gain on sale of business							274
Deal related costs							(2,622)
Other operating expense							(110)
Income From Operations							101,738
Interest expense							4,544
Other non-operating expense, net							2,071
Income from continuing operations before income taxes							$95,123

(in thousands)	Capital Expenditures			Depreciation and Amortization
	2026	2025	2024	2026	2025	2024
Electronics	$8,568	$10,062	$6,844	$22,054	$19,936	$12,722
Aerospace & Defense	3,349	6,795	1,495	6,189	4,605	3,657
Scientific	778	780	118	1,246	1,255	1,314
Engraving & Hydraulics	11,806	8,098	9,663	8,619	8,779	9,561
Other	550	1,288	1,405	421	543	493
Corporate	148	4	462	124	320	393
Total	$25,199	$27,027	$19,987	$38,653	$35,438	$28,140

	Identifiable Assets
	2026	2025
Electronics	$913,923	$944,506
Aerospace & Defense	207,202	219,754
Scientific	108,701	108,402
Engraving & Hydraulics	338,580	264,143
Other	-	14,255
Corporate	17,302	15,820
Total	$1,585,708	$1,566,880

Tangible Long-lived assets	2026	2025
United States	$72,117	$74,525
Asia Pacific	41,677	44,427
EMEA (1)	34,667	36,731
Other Americas	4,563	4,681
Total	$153,024	$160,364

(1)	EMEA consists primarily of Europe, Middle East and S. Africa.

18. Divestitures

On March 5, 2026, the Company closed on the sale of and divested Federal Industries ("Federal"), its display merchandising business to a third party for cash proceeds of $68.3 million, net of cash retained and subject to customary adjustments for net working capital, cash and indebtedness. The divestiture does not represent a strategic shift that has a major effect on the Company’s operations and financial results and its results are included in continuing operations on the Company's Consolidated Statements of Operations. The net income of the disposal group through the completion date is included in the Company's Consolidated Statements of Operations. The pre-tax income for Federal was $4.0 million, $7.3 million and $9.3 million for years ended June 30, 2026, 2025 and 2024 respectively.

The table below summarizes the components of the transaction and the resulting gain on divestiture (in thousands):

Cash received	$68,280
Less:
Current assets	10,611
Property, plant and equipment, net and other noncurrent assets	4,730
Current liabilities	(4,146)
Net assets sold	11,195

Pre-tax gain on divestiture	57,085
Income tax expense relating to the gain on divestiture	(7,839)
Gain on divestiture, net of tax	$49,246

19. DISCONTINUED OPERATIONS

In pursuing our business strategy, the Company continues to divest certain businesses and record activities of these businesses as discontinued operations.

Activity related to discontinued operations for the most recent three fiscal years is as follows (in thousands):

	Year Ended June 30,
	2026	2025	2024
(Loss) before taxes	$(182)	$(53)	$(654)
Benefit for taxes	38	11	137
Net (loss) from discontinued operations	$(144)	$(42)	$(517)

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

Amounts recorded in the Company's Consolidated Balance Sheet and Statement of Operations related to leases are as follows (in thousands):

	June 30, 2026	June 30, 2025
Assets
Operating lease right-of-use-asset	$45,400	$47,998

Liabilities
Current accrued liabilities	$12,530	$11,129
Operating lease long-term liabilities	35,814	40,057
Total lease liability	$48,344	$51,186

Lease cost

The components of lease costs are as follows (in thousands):

	Year Ended	Year Ended	Year Ended
	June 30, 2026	June 30, 2025	June 30, 2024
Operating lease cost	$14,830	$13,745	$11,477
Variable lease cost	1,924	1,274	1,270
Net lease cost	$16,754	$15,019	$12,747

Maturity of lease liability

The maturity of the Company's lease liabilities included in continuing operations at June 30, 2026 were as follows (in thousands):

Operating Leases
2027	$14,108
2028	11,507
2029	8,773
2030	5,356
2031	3,804
After 2031	13,700
Less: interest	(8,904)
Present value of lease liabilities	$48,344

The weighted average remaining lease term and discount rates are as follows:

Lease Term and Discount Rate	June 30, 2026	June 30, 2025	June 30, 2024
Weighted average remaining lease term (years)	7.58	8.18	6.59

Weighted average discount rate (percentage)	4.59%	4.31%	3.94%

Other Information

Supplemental cash flow information related to leases is as follows:

	Year Ended	Year Ended	Year Ended
	June 30, 2026	June 30, 2025	June 30, 2024
Operating cash outflows from operating leases	$15,843	$12,615	$11,204

21. Redeemable Noncontrolling Interest

The redeemable noncontrolling interest consists of 9.9% of common stock of Narayan Powertech Private Limited ("Narayan"), a privately-held India-based company. The Company owned the remaining 90.1%. During the year ended June 30, 2026, Narayan declared and distributed a dividend of $2.7 million to the Company and its noncontrolling interests, allocated according to equity ownership.

In accounting for the subsequent measurement of the redeemable noncontrolling interest measurement adjustments pursuant to ASC 480, Distinguishing Liabilities from Equity, the Company has made accounting policy elections to record any such applicable changes on the immediate recognition of the full adjustment required to report the redeemable noncontrolling interest at its redemption value, while also electing to record such adjustments under the income method, with a corresponding offset recorded to the Net income attributable to noncontrolling interests in consolidated subsidiaries within the consolidated statement of operations for the period in which such measurement adjustment becomes required. A re-measurement adjustment of $21.0 million was recorded for the year ended  June 30, 2026 to record the noncontrolling interest as of June 30, 2026 at its estimated redemption value based on the terms of the Shareholder Agreement with the noncontrolling interest shareholder. This re-measurement adjustment was recorded as a component of the total net income attributable to redeemable noncontrolling interest financial statement line in the Company’s consolidated statements of operations.

On June 26, 2026, the Company and the Narayan noncontrolling interest holders entered into a Securities Purchase Agreement, pursuant to which the Company agreed to acquire the remaining 9.90% of the outstanding capital stock of Narayan from the Narayan noncontrolling shareholders for aggregate cash consideration of approximately $64.0 million. The closing of this transaction occurred on July 2, 2026. As of  June 30, 2026, the difference of $17.4 million between the carrying amount of redeemable noncontrolling interest and the aggregate cash consideration is accounted for as an equity transaction and did not impact the income statement.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Standex International Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Standex International Corporation and subsidiaries (the "Company") as of June 30, 2026 and 2025, the related consolidated statements of operations, comprehensive income, redeemable noncontrolling interest and stockholders' equity, and cash flows, for each of the three years in the period ended June 30, 2026, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2026 and 2025, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2026, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of June 30, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 13, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Revenue recognition – Revenue recognized over time – Refer to note 3 to the financial statements

Critical Audit Matter Description

Revenue is recognized over time under certain long-term contracts within the Aerospace & Defense group for highly customized customer products that have no alternative use and in which the contract specifies the Company has a right to payment for its costs, plus a reasonable margin. For products manufactured over time, the transfer of control is measured based upon current estimates of costs to complete such contracts. Losses on contracts are fully recognized in the period in which the losses become determinable. Revisions in profit estimates are reflected on a cumulative basis in the period in which the basis for such revision becomes known.

We identified revenue recognized over time as a critical audit matter because of the judgments and subjectivity involved in the determination of estimated costs to complete contracts. This required extensive audit effort and a high degree of auditor judgment when performing audit procedures to test costs incurred to date and management’s estimates of margin at completion used to recognize revenue over time and evaluating the results of those procedures.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to management’s estimates of total costs and profit used to recognize revenue for certain performance obligations accounted for over time included the following, among others:

●	We selected a sample of long-term contracts with customers for which the revenue is recognized over time and we performed the following:

o

evaluated management’s ability to achieve the estimates of total costs and profit at completion by comparing the estimates to management’s work plans, and supplier contracts, and performing corroborating inquiries with the Company’s operational management;

o	tested the accuracy and completeness of the costs incurred to date for the performance obligations to supporting documentation; and

o	tested the mathematical accuracy of management’s calculation of revenue for the contract.

●	We evaluated management’s ability to estimate total costs and profits accurately by comparing actual costs and profit to management’s historical estimates.

●	We tested the effectiveness of controls for revenue recognized over time, including management’s controls over the estimates of total costs and profit for performance obligations.

/s/ Deloitte & Touche LLP

Boston, Massachusetts

August 13, 2026

We have served as the Company’s auditor since 2020.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable

Item 9A. Controls and Procedures

The management of the Company including its Chief Executive Officer, and Chief Financial Officer, have conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of June 30, 2026, that the disclosure controls and procedures are effective in ensuring that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms and (ii) that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting identified in connection with management’s evaluation that occurred during the fourth quarter of our fiscal year ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

Based on the Company’s processes, as described above, management, including the Chief Executive Officer and the Chief Financial Officer, has concluded that our internal control over financial reporting was effective as of June 30, 2026 to provide reasonable assurance of achieving its objectives. These results were reviewed with the Audit Committee of the Board of Directors. Deloitte & Touche, LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has issued an unqualified attestation report on the Company’s internal control over financial reporting, which is included below.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Standex International Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Standex International Corporation and subsidiaries (the “Company”) as of June 30, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended June 30, 2026, of the Company and our report dated August 13, 2026 expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

Boston, Massachusetts

August 13, 2026

Item 9B. Other Information

None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarter ended  June 30, 2026.

We have adopted an insider trading policy governing the purchase, sale and other dispositions of our securities by our directors, officers and employees that we believe is reasonably designed to promote compliance with applicable insider trading laws, rules and regulations, and the listing standards of the New York Stock Exchange. A copy of our insider trading policy is filed as Exhibit 19.1 to this Annual Report on Form 10‑K.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The Company will file with the Securities and Exchange Commission (“SEC”) a definitive Proxy Statement no later than 120 days after the close of the fiscal year ended June 30, 2026 (the “Proxy Statement”). The information required by this item and not provided in Part 1 of this report under Item 1 “Executive Officers of Standex” is incorporated by reference from the Proxy Statement under the captions “Election of Directors,” “Stock Ownership in the Company,” “Other Information Concerning the Company, Board of Directors and its Committees” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

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

Item 11. Executive Compensation

Information regarding executive compensation is incorporated by reference from the Proxy Statement under the captions and sub-captions: “Executive Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “2026 Summary Compensation Table,” “Other Information Concerning the Company, Board of Directors and Its Committees,” and “Directors Compensation.”

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

The Equity Compensation Plan table below represents information regarding the Company’s equity-based compensation plan at June 30, 2026.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	1.	Financial Statements

Financial Statements covered by the Reports of Independent Registered Public Accounting Firm (PCAOB ID No. 34)
		(A)	Consolidated Statements of Operations for the fiscal years ended June 30, 2026, 2025 and 2024
		(B)	Consolidated Balance Sheets as of June 30, 2026 and 2025
		(C)	Comprehensive Income for the fiscal years ended June 30, 2026, 2025 and 2024
		(D)	Consolidated Statements of Redeemable Noncontrolling interest and Stockholders’ Equity for the fiscal years ended June 30, 2026, 2025 and 2024
		(E)	Consolidated Statements of Cash Flows for the fiscal years ended June 30, 2026, 2025 and 2024
		(F)	Notes to Consolidated Financial Statements

	2.	Financial Statements Schedule
The following financial statement schedule is included as required by Item 8 to this report on Form 10-K
Schedule II – Valuation and Qualifying Accounts is included in the Notes to Consolidated Financial Statements
All other schedules are not required and have been omitted

3.	Exhibits

Incorporated
Exhibit			by Reference		Filed
Number		Exhibit Description	Form	Date	Herewith

3.	(i)	Restated Certificate of Incorporation of Standex, dated October 27, 1998	10-Q	12/31/1998

	(ii)	By-Laws of Standex, as amended, and restated effective October 22, 2024, filed as Exhibit 3.1	8-K	10/28/24

10.	(a)	Employment Agreement dated January, 20, 2014 between the Company and David Dunbar*	10-K	6/30/2016

	(b)	Standex International Corporation Supplemental Retirement Plan adopted April 26, 1995 and Amended on July 26, 1995 filed as Exhibit 10(n).*	10-K	6/30/1995

	(c)	Form of Indemnification Agreement for directors and executive officers of the Company.*	8-K	5/5/2008

	(d)	2018 Omnibus Incentive Plan, as Amended and Restated*	14-A	9/06/2024

	(e)	Standex Deferred Compensation Plan for highly compensated employees filed as Item 5.02.*	8-K	1/31/2008

	(f)	Third Amended and Restated Credit Agreement Dated February 2, 2023 by and among Standex International Corporation, Citizens Bank, N.A.; Bank of America N.A.; TD Bank, N.A., JPMorgan Chase Bank, N.A.; and Truist Bank	10-Q	2/03/2023

	(g)	Form of Performance Share Unit Award Agreement under the Amended and Restated 2018 Omnibus Incentive Plan	10-K	8/02/2024

	(h)	Form of Stock Grant Award Agreement under the Amended and Restated 2018 Omnibus Incentive Plan	10-K	8/02/2024

	(i)	Form of Restricted Stock Unit Award Agreement under the Amended and Restated 2018 Omnibus Incentive Plan	10-K	8/02/2024

	(j)	Securities Purchase Agreement dated as of October 28, 2024, by and among the Owners listed therein, Bolt Founders, Inc., Amran LLC, Seller Representative (as defined therein) and Standex International Corporation	8-K	10/31/2024

	(k)	Securities Purchase Agreement dated as of October 28, 2024, by and among Narayan Powertech Private Limited, the persons listed in Exhibit D thereto, Mold-Tech Singapore Pte. Ltd. and Standex International Corporation	8-K	10/31/2024

	(l)	Shareholders’ Agreement dated as of October 28, 2024 by and amongst Narayan Powertech Private Limited, and Mold-Tech Singapore Pte. Ltd., and Standex International Corporation and the Minority Shareholders listed therein	8-K	10/31/2024

	(m)	Second Amendment to Third Amended and Restated Credit Agreement dated as of December 6, 2024 by and among Standex International Corporation, Citizens Bank, N.A., a national banking association, as Administrative Agent and Lender, and the other Lenders party thereto	8-K	12/12/2024

	(n)	Securities Purchase Agreement, dated as of June 26, 2026, by and among Standex International Corporation, Mold-Tech Singapore PTE LTD and the Narayan Minority Shareholders named therein.	8-K	7/02/2026

14.		Code of Ethics for Chief Executive Officer and Senior Financial Officers is incorporated by reference as Exhibit 14.	10-K	6/30/2004

19.		Insider trading policy			X

21.		Subsidiaries of Standex International Corporation			X

23.		Consent of Independent Registered Public Accounting Firm Deloitte & Touche LLP			X

24.		Powers of Attorney of Charles H. Cannon, Thomas E. Chorman, Robin J Davenport, Jeffrey S. Edwards, B. Joanne Edwards, Michael A. Hickey, and Andy L. Nemeth			X

31.1		Rule 13a-14(a) Certification of President and Chief Executive Officer			X

31.2		Rule 13a-14(a) Certification of Vice President and Chief Financial Officer			X

32.		Section 1350 Certification			X

97.1		Compensation Clawback Policy	10-K/A	12/31/2025

101.		The following materials from this Annual Report on Form 10-K, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Redeemable Noncontrolling interest and Stockholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements			X

104.		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).			X

* Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Standex International Corporation has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on August 13, 2026

STANDEX INTERNATIONAL CORPORATION (Registrant)

/s/ DAVID DUNBAR
David Dunbar
President/Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Standex International Corporation and in the capacities indicated on :

Signature	Title

/s/ DAVID DUNBAR	President/Chief Executive Officer
David Dunbar

/s/ ADEMIR SARCEVIC	Vice President/Chief Financial Officer and Treasurer
Ademir Sarcevic

/s/ DANIELLE RANGEL	Vice President/Chief Accounting Officer
Danielle Rangel

David Dunbar, pursuant to powers of attorney which are being filed with this Annual Report on Form 10-K, has signed below on August 13, 2026, as attorney-in-fact for the following directors of the Registrant:

Charles H. Cannon	Jeffrey S. Edwards
Thomas E. Chorman	Michael A. Hickey
Robin J. Davenport	Andy L. Nemeth
B. Joanne Edwards

/s/ DAVID DUNBAR
David Dunbar

Supplemental Information to be furnished with reports filed pursuant to Section 15(d) of the Act by Registrants which have not registered securities pursuant to Section 12 of the Act.

The Company will furnish its 2026 Proxy Statement and proxy materials to security holders subsequent to the filing of the annual report on this Form. Copies of such material shall be furnished to the Commission when they are sent to security holders.

INDEX TO EXHIBITS

19	Insider trading policy

21	Subsidiaries of Standex

23	Consent of Independent Registered Public Accounting Firm Deloitte & Touche LLP

24	Powers of Attorney of Charles H. Cannon, Thomas E. Chorman, Robin J. Davenport, B. Joanne Edwards, Jeffrey S. Edwards, Thomas J. Hansen, Michael A. Hickey, and Andy L. Nemeth

31.1	Rule 13a-14(a) Certification of President and Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Vice President and Chief Financial Officer

32	Section 1350 Certification

END OF FORM 10-K

SUPPLEMENTAL INFORMATION FOLLOWS

Board of Directors	Title

Charles H. Cannon, Jr., [1,3]	Retired Executive Chairman and CEO, JBT Corporation

Thomas E. Chorman [1,3,4]	CEO, Solar LED Innovations, LLC

Robin J. Davenport [1,2]	Retired Vice President-Corporate Finance, Parker-Hannifin Corporation

David Dunbar	President and Chief Executive Officer; Chairman of the Board

Jeffrey S Edwards [2,3]	Chairman and Chief Executive Officer, Cooper Standard Holdings, Inc.

B. Joanne Edwards [3,4]	Retired Senior Vice President & General Manager, Residential & Wiring Device Business, Eaton Corporation

Michael A. Hickey [2,4,5]	Retired Executive Vice President and President of the Global Institutional Business, Ecolab Inc.

Andy L. Nemeth [1,2]	Chairman, President & Chief Executive Officer of Patrick Industries, Inc.

________________________

1    Member of Audit Committee

2    Member of Compensation Committee

3    Member of Corporate Governance/Nominating Committee

4    Member of Innovation & Technology Committee

5   Lead Independent Director

Corporate Officers
David Dunbar	President and Chief Executive Officer
Ademir Sarcevic	Vice President, Chief Financial Officer and Treasurer
Alan J. Glass	Vice President, Chief Legal Officer and Secretary
Danielle Rangel	Vice President, Chief Accounting Officer
Timo Goodloe	Vice President, Global Tax
Michelle Newbury	Vice President, Chief Human Resources Officer
Max Arets	Vice President, Chief Information Officer
Vineet Kshirsagar	Vice President, Chief Strategy Officer
Esther Zolotova	Corporate Governance Officer & Assistant Secretary

Shareholder Information

Corporate Headquarters	Standex International Corporation
23 Keewaydin Drive, Suite 300
Salem, NH 03079
(603) 893-9701
Facsimile: (603) 893-7324
www.standex.com

Common Stock	Listed on the New York Stock Exchange
(Ticker symbol: SXI)

Transfer Agent and Registrar	Computershare
150 Royall Street
Canton, MA 02021
(800) 368-5948
www.Computershare.com

Independent Auditors	Deloitte & Touche LLP
115 Federal Street
Boston, MA 02120

Shareholder Services

Stockholders should contact Standex’s Transfer Agent (Computershare, 150 Royall Street, Canton, MA  02021) regarding changes in name, address or ownership of stock; lost certificates of dividends; and consolidation of accounts.

Stockholders’ Meeting	The Annual Meeting of Stockholders will be held at 9:00 a.m. on Tuesday, October 20, 2026 at Standex International Corporation’s Corporate Headquarters, 23 Keewaydin Drive 3rd Floor, Salem, NH 03079