Form 10-Q
period 2026-09-30
STANDEX INTERNATIONAL CORP/DE/
filed 2026-10-30
CIK 310354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

The number of shares of Registrant's Common Stock outstanding on October 27, 2026 was 12,103,710.

STANDEX INTERNATIONAL CORPORATION

INDEX

		Page No.
PART I. FINANCIAL INFORMATION:

Item 1.

	Condensed Consolidated Balance Sheets as of September 30, 2026 and June 30, 2026 (unaudited)	3

	Condensed Consolidated Statements of Operations for the three months ended September 30, 2026 and 2025 (unaudited)	4

	Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended September 30, 2026 and 2025 (unaudited)	5

	Condensed Consolidated Statements of Redeemable Noncontrolling Interest and Stockholders’ Equity for the three months ended September 30, 2026 and 2025 (unaudited)	6

	Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2026 and 2025 (unaudited)	7

	Notes to Unaudited Condensed Consolidated Financial Statements	8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	24

Item 4.	Controls and Procedures	25

PART II. OTHER INFORMATION:

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 5.	Other Information	25

Item 6.	Exhibits	26

PART I. FINANCIAL INFORMATION

ITEM 1

STANDEX INTERNATIONAL CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)	September 30, 2026	June 30, 2026
ASSETS
Current assets:
Cash and cash equivalents	$116,840	$178,734
Accounts receivable, less allowance for credit losses of $4,714 and $4,579 at September 30, 2026 and June 30, 2026, respectively	168,595	172,896
Inventories	142,692	128,960
Contract assets	48,321	44,407
Prepaid expenses and other current assets	36,828	26,758
Total current assets	513,276	551,755

Property, plant, and equipment, net	153,727	153,024
Intangible assets, net	194,625	199,479
Goodwill	580,782	581,553
Deferred tax asset	4,263	4,409
Operating lease right-of-use asset	42,900	45,400
Other non-current assets	50,155	50,088
Total non-current assets	1,026,452	1,033,953

Total assets	$1,539,728	$1,585,708

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$79,410	$80,098
Redeemable noncontrolling interest purchase obligation	-	64,000
Accrued liabilities	65,165	67,999
Income taxes payable	16,261	17,419
Total current liabilities	160,836	229,516

Long-term debt	518,058	517,950
Operating lease long-term liabilities	32,769	35,814
Accrued pension and other non-current liabilities	50,292	47,214
Total non-current liabilities	601,119	600,978

Contingencies (Note 14)

Stockholders' equity:
Common stock, par value $1.50 per share, 60,000,000 shares authorized, 27,984,278 shares issued, 12,084,448 and 12,054,110 shares outstanding at September 30, 2026 and June 30, 2026	41,976	41,976
Additional paid-in capital	130,818	127,621
Retained earnings	1,235,413	1,215,329
Accumulated other comprehensive loss	(196,691)	(199,061)
Treasury shares: 15,899,830 and 15,930,168 shares at September 30, 2026 and June 30, 2026	(433,743)	(430,651)
Total stockholders' equity	777,773	755,214

Total liabilities and stockholders' equity	$1,539,728	$1,585,708

See notes to unaudited condensed consolidated financial statements

STANDEX INTERNATIONAL CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended September 30,
(In thousands, except share and per share data)	2026	2025
Net sales	$232,575	$217,431
Cost of sales	129,375	126,998
Gross profit	103,200	90,433

Selling, general, and administrative expenses	60,478	54,369
Loss on sale of business	900	-
Restructuring costs	1,029	5,997
Deal related costs	375	433
Total operating expenses	62,782	60,799
Income from operations	40,418	29,634

Interest expense	7,224	8,912
Other non-operating expense, net	1,036	(265)
Income from continuing operations before income taxes	32,158	20,987
Provision for income taxes	7,931	5,165
Income from continuing operations	24,227	15,822

Loss from discontinued operations, net of tax	(61)	(27)
Net income	24,166	15,795
Less: net income attributable to redeemable noncontrolling interest	-	739
Net income attributable to Standex International Corporation	$24,166	$15,056

Basic earnings per share attributable to Standex International Corporation shareholders:
Continuing operations	2.01	1.26
Discontinued operations	(0.01)	-
Total	$2.00	$1.26

Diluted earnings per share attributable to Standex International Corporation shareholders:
Continuing operations	1.99	1.25
Discontinued operations	(0.01)	-
Total	$1.98	$1.25

Weighted average number of shares:
Basic	12,069	12,013
Diluted	12,146	12,047

See notes to unaudited condensed consolidated financial statements

STANDEX INTERNATIONAL CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended September 30,
(In thousands)	2026	2025
Net income	$24,166	$15,795
Other comprehensive income (loss):
Defined benefit pension plans:
Actuarial gains (losses) and other changes in unrecognized costs, net of tax	984	79
Amortization of unrecognized costs, net of tax	(5)	897
Derivative instruments:
Change in unrealized gains (losses), net of tax	2,125	(783)
Amortization of unrealized losses into interest expense, net of tax	(95)	(118)
Foreign currency translation losses, net of tax	(639)	(15,273)
Other comprehensive gain (loss), net of tax	2,370	(15,198)

Total comprehensive income	26,536	597
Less: comprehensive income attributable to redeemable noncontrolling interest	-	(39)
Total comprehensive income attributable to Standex International Corporation	$26,536	$636

See notes to unaudited condensed consolidated financial statements

STANDEX INTERNATIONAL CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Redeemable Noncontrolling Interest and Stockholders' Equity

For the three month period ended	Redeemable		Additional		Accumulated Other			Total
September 30, 2026	Noncontrolling	Common	Paid-in	Retained	Comprehensive	Treasury Stock		Stockholders'
(in thousands, except as specified)	Interest	Stock	Capital	Earnings	(Loss) Income	Shares	Amount	Equity
Balance, June 30, 2026	$-	$41,976	$127,621	$1,215,329	$(199,061)	15,930	$(430,651)	$755,214
Stock issued under incentive compensation plans and employee purchase plans and business acquisitions	-	-	(337)	-	-	(44)	1,193	856
Stock-based compensation	-	-	3,534	-	-	-	-	3,534
Treasury stock acquired	-	-	-	-	-	14	(4,285)	(4,285)
Comprehensive income (loss):
Net income	-	-	-	24,166	-	-	-	24,166
Foreign currency translation adjustment	-	-	-	-	(639)	-	-	(639)
Pension, net of tax of $0.3 million	-	-	-	-	979	-	-	979
Change in fair value of derivatives, net of tax of $0.6 million	-	-	-	-	2,030	-	-	2,030
Dividends declared ($0.34 per share)	-	-	-	(4,082)	-	-	-	(4,082)
Balance, September 30, 2026	$-	$41,976	$130,818	$1,235,413	$(196,691)	15,900	$(433,743)	$777,773

For the three month period ended	Redeemable		Additional		Accumulated Other			Total
September 30, 2025	Noncontrolling	Common	Paid-in	Retained	Comprehensive	Treasury Stock		Stockholders'
(in thousands, except as specified)	Interest	Stock	Capital	Earnings	(Loss) Income	Shares	Amount	Equity
Balance, June 30, 2025	$27,913	$41,976	$136,082	$1,126,851	$(164,765)	15,992	$(428,467)	$711,677
Stock issued under incentive compensation plans and employee purchase plans	-	-	(441)	-	-	(59)	1,581	1,140
Stock-based compensation	-	-	1,774	-	-	-	-	1,774
Treasury stock acquired	-	-	-	-	-	18	(3,732)	(3,732)
Comprehensive income (loss):								-
Net income	739	-	-	15,056	-	-	-	15,056
Foreign currency translation adjustment	(778)	-	-	-	(14,495)	-	-	(14,495)
Pension, net of tax of $0.3 million	-	-	-	-	976	-	-	976
Change in fair value of derivatives, net of tax of $0.2 million	-	-	-	-	(901)	-	-	(901)
Distributions to non-controlling interests	(725)	-	-	-	-	-	-	-
Dividends declared ($0.32 per share)	-	-	-	(3,836)	-	-	-	(3,836)
Balance, September 30, 2025	$27,149	$41,976	$137,415	$1,138,071	$(179,185)	15,951	$(430,618)	$707,659

See notes to unaudited condensed consolidated financial statements

STANDEX INTERNATIONAL CORPORATION AND SUBSIDIARIES

 Unaudited Condensed Consolidated Statements of Cash Flows

	Three Months Ended September 30,
(In thousands)	2026	2025
Cash flows from operating activities
Net income	$24,166	$15,795
Loss from discontinued operations	(61)	(27)
Income from continuing operations	24,227	15,822
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,548	9,817
Stock-based compensation	3,534	1,774
Non-cash portion of restructuring charge	-	149
Contributions to defined benefit plans	(159)	(1,285)
Loss on sale of business	900	-
Changes in operating assets and liabilities, net	(22,380)	(9,469)
Net cash provided by operating activities - continuing operations	15,670	16,808
Net cash used in operating activities - discontinued operations	(79)	18
Net cash provided by operating activities	15,591	16,826
Cash flows from investing activities
Expenditures for property, plant, and equipment	(6,563)	(6,420)
Other investing activity	-	59
Net cash used in investing activities	(6,563)	(6,361)
Cash flows from financing activities
Proceeds from borrowings	8,000	-
Payments of debt	(8,000)	(8,000)
Contingent consideration payment	-	(330)
Activity under share-based payment plans	856	1,140
Purchases of treasury stock and other	(4,285)	(3,742)
Purchase of and distributions to non-controlling interests	(64,000)	(725)
Cash dividends paid	(4,029)	(3,836)
Net cash used in financing activities	(71,458)	(15,493)
Effect of exchange rate changes on cash and cash equivalents	536	(861)
Net change in cash and cash equivalents	(61,894)	(5,889)
Cash and cash equivalents at beginning of year	178,734	104,542
Cash and cash equivalents at end of period	$116,840	$98,653

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$6,871	$8,727
Income taxes, net of refunds	$12,754	$5,719

See notes to unaudited condensed consolidated financial statements

STANDEX INTERNATIONAL CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

1)     Management Statement

As of September 30, 2026, Standex International Corporation (“Standex” or the “Company”) is a diversified industrial manufacturer in four broad business segments: Electronics, Aerospace & Defense, Scientific, and Engraving & Hydraulics with operations in the United States, Europe, Canada, Japan, Singapore, Mexico, Turkey, India, and China. The accompanying consolidated financial statements include the accounts of Standex International Corporation and its subsidiaries and are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). During the third quarter of fiscal 2026, the Company sold its Federal Industries display merchandising business. This business was previously a part of the Specialty Solutions segment. Following this divestiture, the Company realigned its businesses and made organizational changes to better allocate resources to support changes to its business strategy. This resulted in combining the Hydraulics business which was previously a part of the Specialty Solutions segment with the Engraving business to form the Engraving & Hydraulics segment. Additionally, the Engineering Technologies segment was renamed as the Aerospace & Defense segment to better reflect the markets served by this segment. Following these changes, the Company reviewed the quantitative and qualitative characteristics of its remaining businesses and determined that it has four reportable segments as noted in Note 15. Accordingly, all periods presented have been revised to reflect the new reportable segments. The Other segment included in Note 15 includes the results of the Company's divested Federal Industries display merchandising business.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the results of operations for the three months ended September 30, 2026 and 2025, the cash flows for the three months ended September 30, 2026 and 2025, and the financial position of Standex at September 30, 2026. The interim results are not necessarily indicative of results for a full year. The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. The unaudited condensed consolidated financial statements and notes do not contain information which would substantially duplicate the disclosures contained in the audited annual consolidated financial statements and notes for the year ended June 30, 2026. The condensed consolidated balance sheet at June 30, 2026 presented herein was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The financial statements contained herein should be read in conjunction with the Annual Report on Form 10-K and in particular, the audited consolidated financial statements for the year ended June 30, 2026. Unless otherwise noted, references to years are to the Company’s fiscal years. Currently, the fiscal year end is June 30. For further clarity, the Company's fiscal year 2027 includes the twelve-month period from July 1, 2026 to June 30, 2027.

The preparation of consolidated financial statements in conformity with GAAP requires the use of estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the financial statements and for the period then ended. Estimates are based on historical experience, actuarial estimates, current conditions and various other assumptions that are believed to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying values of assets and liabilities when they are not readily apparent from other sources. These estimates assist in the identification and assessment of the accounting treatment necessary with respect to commitments and contingencies. Changes in underlying assumptions or conditions could cause estimates to differ which would impact the financial statements. The estimates and assumptions used in the preparation of the consolidated financial statements have considered the implications on the Company of ongoing global events and related economic impacts. As a result, there is heightened volatility and uncertainty around tariff actions, supply chain performance, labor availability, and customer demand. However, the magnitude of such impact on the Company’s business and its duration is uncertain. The Company is not aware of any specific event or circumstance that would require an update to its estimates or adjustments to the carrying value of its assets and liabilities as of  September 30, 2026 and the issuance date of this quarterly report on Form 10-Q.

Research and development expenditures are expensed as incurred. Total research and development costs, which are classified under selling, general, and administrative expenses, were $6.6 million and $6.2 million for the three months ended  September 30, 2026 and 2025, respectively.

Deal related costs include costs related to acquired businesses and other pending acquisitions. These costs consist of (i) deferred compensation arrangements and (ii) deal related professional service fees and expenses, including financial advisory, legal, accounting, and other outside services incurred in connection with integration and acquisition activities, and regulatory matters related to acquired entities. These costs do not include purchase accounting expenses, which the Company defines as acquired backlog and the step-up of inventory to fair value, or the amortization of the acquired intangible assets. Deal related costs for the three months ended September 30, 2026 and 2025 were $0.4 million and $0.4 million, respectively.

During the first quarter of fiscal 2027, the Company entered into a lease agreement for a new manufacturing facility in Missouri City, Texas. The initial lease term is approximately 10 years and is expected to commence upon substantial completion of the facility, which is currently under construction. The lease provides for aggregate base rental payments of approximately $24.1 million over the initial lease term and includes two five-year renewal options. The Company has not recognized a right-of-use asset or lease liability related to the lease as of September 30, 2026 because the lease has not commenced.

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

2)     Revenue From Contracts With Customers

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

Disaggregation of Revenue from Contracts with Customers

The following table presents revenue from continuing operations disaggregated by product line and segment (in thousands):

	Three Months Ended
Revenue by Product Line	September 30, 2026	September 30, 2025
Electronics	$140,501	$110,553

Aerospace & Defense	31,428	29,894

Scientific	19,794	19,450

Engraving Services	27,130	32,621
Engraving Products	2,630	3,219
Hydraulics Cylinders and Systems	11,092	12,172
Total Engraving & Hydraulics	40,852	48,012

Other	-	9,522

Total revenue by product line	$232,575	$217,431

The following table presents revenue from continuing operations disaggregated by geography based on the Company’s locations (in thousands):

	Three Months Ended
Net sales	September 30, 2026	September 30, 2025
United States	$129,051	$126,331
Asia Pacific	73,075	56,382
EMEA (1)	28,726	32,634
Other Americas	1,723	2,084
Total	$232,575	$217,431

(1)   EMEA consists primarily of Europe, Middle East and S. Africa.

	Three Months Ended
Timing of Revenue Recognition	September 30, 2026	September 30, 2025
Products and services transferred at a point in time	$209,407	$196,980
Products transferred over time	23,168	20,451
Net sales	$232,575	$217,431

Contract Balances

Contract assets represent revenue recognized related to work completed but not yet billed as of the reporting date. Contract liabilities are customer deposits for which revenue has not been recognized. Current contract liabilities are recorded as accrued liabilities.

The timing of revenue recognition, invoicing and cash collections results in billed receivables, contract assets and contract liabilities on the consolidated balance sheets. When consideration is received from a customer prior to transferring goods or services to the customer under the terms of a contract, a contract liability is recorded. Contract liabilities are recognized as revenue after control of the goods and services are transferred to the customer and all revenue recognition criteria have been met. Contract liabilities as of  September 30, 2026 and  June 30, 2026 were $1.8 million and $0.5 million, respectively.

We recognized the following revenue which was included in the contract liability beginning balances (in thousands):

	Three months ended
Revenue recognized in the period from:	September 30, 2026	September 30, 2025
Amounts included in the contract liability balance at the beginning of the period	$455	$-

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

There were no transfers of assets or liabilities between any levels of the fair value measurement hierarchy at September 30, 2026 or  June 30, 2026. The Company’s policy is to recognize transfers between levels as of the date they occur.

Cash and cash equivalents, accounts receivable, accounts payable, and debt are carried at cost, which approximates fair value.

The fair values of financial instruments were as follows (in thousands):

	September 30, 2026
	Total	Level 1	Level 2	Level 3
Financial Assets
Marketable securities - deferred compensation plan	$6,679	$6,679	$-	$-
Interest rate swaps	4,952	-	4,952	-
Foreign exchange contracts	153	-	153	-

Financial Liabilities
Foreign exchange contracts	$-	$-	$-	$-

	June 30, 2026
	Total	Level 1	Level 2	Level 3
Financial Assets
Marketable securities - deferred compensation plan	$6,680	$6,680	$-	$-
Interest rate swaps	2,310	-	2,310	-

Financial Liabilities
Foreign exchange contracts	$299	$-	$299	$-

The Company updates its assumptions each reporting period based on new developments and records such amounts at fair value based on the revised assumptions.

4)     Inventories

Inventories are comprised of the following (in thousands):

	September 30, 2026	June 30, 2026
Raw materials	$73,811	$66,730
Work in process	25,791	21,538
Finished goods	43,090	40,692
Total	$142,692	$128,960

Distribution costs associated with the sale of inventory, which are recorded as a component of selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations were $3.3 million and $3.6 million for the three months ended  September 30, 2026 and 2025, respectively.

5)     Goodwill

Changes to goodwill by reportable segment during the period were as follows (in thousands):

	June 30, 2026	Acquisitions	Translation Adjustment	September 30, 2026
Electronics	$429,918	$-	$(702)	$429,216
Aerospace & Defense	52,893	-	2	52,895
Scientific	15,454	-	-	15,454
Engraving & Hydraulics	83,288	-	(71)	83,217
Total	$581,553	$-	$(771)	$580,782

6)     Warranty Reserves

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

The changes in warranty reserves, which are recorded as a component of accrued liabilities were as follows (in thousands):

	September 30, 2026	June 30, 2026
Balance at beginning of year	$2,617	$2,429
Acquisitions and other	(13)	(607)
Warranty expense	70	1,984
Warranty claims	(189)	(1,189)
Balance at end of period	$2,485	$2,617

7)     Debt

Long-term debt is comprised of the following (in thousands):

	September 30, 2026	June 30, 2026
Bank credit agreement	$518,203	$518,204
Unamortized issuance costs	(145)	(254)
Total long-term debt	$518,058	$517,950

The Company's bank credit agreement matures in  February 2028.

At September 30, 2026, and  June 30, 2026, the Company had $3.1 million standby letters of credit outstanding, primarily for insurance purposes and had the ability to borrow $168.5 million and $148.4 million, respectively, under the Facility. Funds borrowed under the Facility  may be used for the repayment of debt, working capital, capital expenditures, acquisitions (so long as certain conditions, including a specified funded debt to EBITDA leverage ratio, are maintained), and other general corporate purposes. The Facility contains customary representations, warranties and restrictive covenants, as well as specific financial covenants which the Company was compliant with as of  September 30, 2026 and  June 30, 2026.

8)       Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	September 30, 2026	June 30, 2026
Payroll and employee benefits	$23,392	$28,288
Operating lease current liability	12,709	12,530
Accrued material and services costs	5,520	5,077
Accrued taxes payable	3,748	2,910
Warranty reserves	2,485	2,617
Accrued interest	2,696	2,524
Professional fees	2,762	2,785
Restructuring costs	2,789	3,314
Workers' compensation	1,338	981
Other	7,726	6,973
Total	$65,165	$67,999

9)      Derivative Financial Instruments

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

The Company’s effective swap agreements convert the base borrowing rate on $225 million of debt due under the Company's Facility from a variable rate equal to 1 month Secured Overnight Financing Rate (SOFR) to a weighted average fixed rate of 3.48% at September 30, 2026. The fair value of the swaps, recognized in accumulated other comprehensive loss, is as follows (in thousands, except percentages):

Effective Date	Notional Amount	Fixed Interest Rate	Maturity	September 30, 2026	June 30, 2026
August 30, 2025	$225,000	3.48%	August 30, 2028	$4,952	$2,310

The Company reported no losses for the three months ended September 30, 2026, as a result of hedge ineffectiveness. Future changes in these swap arrangements, including termination of the agreements, may result in a reclassification of any gain or loss reported in accumulated other comprehensive loss into earnings as an adjustment to interest expense. Accumulated other comprehensive loss related to these instruments is being amortized into interest expense concurrent with the hedged exposure.

Foreign Exchange Contracts

Forward foreign currency exchange contracts are used to limit the impact of currency fluctuations on certain anticipated foreign cash flows, such as collections from customers and loan payments between subsidiaries. The Company enters into such contracts for hedging purposes only. The changes in the fair value of these contracts are recognized in earnings. At September 30, 2026 and June 30, 2026, the Company had outstanding forward contracts related to hedging of intercompany loans that had an immaterial amount of net unrealized gain and loss, respectively. The notional amounts of the Company’s forward contracts are as follows (in thousands):

Currency - buy	Currency - sell	September 30, 2026	June 30, 2026
JPY	SGD	JPY 5,107,000	JPY 5,107,000
USD	SGD	SGD 50,612	-

The table below presents the fair value of derivative financial instruments as well as their classification on the balance sheet (in thousands):

	September 30, 2026		June 30, 2026
Derivative	Balance Sheet Line Item	Fair Value	Balance Sheet Line Item	Fair Value
Interest rate swaps	Prepaid expenses and other current assets	$4,952	Prepaid expenses and other current assets	$2,310
Foreign exchange contracts	Prepaid expenses and other current assets	153	Accrued liabilities	(299)
		$5,105		$2,011

The table below presents the amount of gain (loss) recognized in comprehensive income on our derivative financial instruments (effective portion) designated as hedging instruments and their classification within comprehensive income for the periods ended (in thousands):

	Three Months Ended
	September 30, 2026	September 30, 2025
Interest rate swaps	$2,773	$(1,025)

The table below presents the amount reclassified from accumulated other comprehensive loss to net income for the periods ended (in thousands):

Details about Accumulated Other	Three Months Ended		Affected line item in the Unaudited
Comprehensive Loss Components	September 30, 2026	September 30, 2025	Condensed Statements of Operations
Interest rate swaps	$(124)	$(155)	Interest expense

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

Net periodic benefit cost for the Company’s U.S. and foreign pension benefit plans for the periods ended consisted of the following components (in thousands):

	U.S. Plans		Non-U.S. Plans
	Three Months Ended September 30,		Three Months Ended September 30,
	2026	2025	2026	2025
Service cost	$-	$-	$53	$58
Interest cost	2,231	2,288	321	315
Expected return on plan assets	(2,191)	(2,521)	(339)	(304)
Recognized net actuarial loss	1,284	1,175	8	-
Amortization of prior service cost	-	-	(3)	(1)
Net periodic (benefit) cost	$1,324	$942	$40	$68

The following table sets forth the amounts recognized for the Company's defined benefit pension plans (in thousands):

Amounts recognized in the consolidated balance sheets consist of:	September 30, 2026	June 30, 2026
Prepaid benefit cost	$3,350	$3,272
Current liabilities	(695)	(657)
Non-current liabilities	(17,827)	(17,807)
Net amount recognized	$(15,172)	$(15,192)

The contributions made to defined benefit plans are presented below along with remaining contributions to be made for the current fiscal year (in thousands):

	Fiscal Year 2027
	Three Months Ended
Contributions to defined benefit plans	September 30, 2026	Remaining Contributions
United States, funded plan	$85	$4,524
United States, unfunded plan	4	60
Germany, unfunded plan	70	209
	$159	$4,793

11)     Income Taxes

The Company's effective tax rate from continuing operations for the three months ended  September 30, 2026 and 2025 was 24.7% and 24.6%, respectively.

The tax rate was impacted in the three months ended  September 30, 2026 and 2025 by the following items: (i) the recognition of a discrete tax benefit related to equity compensation; (ii) variations in the geographic mix of earnings; (iii) foreign withholding taxes and (iv) federal tax credits related to research and development activities.

12)     Earnings Per Share

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

The following table sets forth a reconciliation of the number of shares (in thousands) used in the computation of basic and diluted earnings per share:

	Three Months Ended September 30,
	2026	2025
Basic - Average shares outstanding	12,069	12,013
Dilutive effect of unvested, restricted stock awards	77	34
Diluted - Average shares outstanding	12,146	12,047

For the three months ended  September 30, 2026, 37,254 share awards were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive. There were no outstanding share awards that had an anti-dilutive effect for the three months ended September 30, 2025.

Earnings available to common stockholders are the same for computing both basic and diluted earnings per share.

Performance stock units of 37,403 and 63,762 for the three months ended  September 30, 2026 and 2025, respectively, are excluded from the diluted earnings per share calculation as the performance criteria have not been met.

13)     Accumulated Other Comprehensive Loss

The components of the Company’s accumulated other comprehensive loss are as follows (in thousands):

	September 30, 2026	June 30, 2026
Foreign currency translation adjustment	$(118,842)	$(118,203)
Unrealized pension losses, net of tax	(82,638)	(83,617)
Unrealized gains on derivative instruments, net of tax	4,789	2,759
Total	$(196,691)	$(199,061)

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

Net sales and income from continuing operations by segment were as follows (in thousands):

	Three Months Ended September 30, 2026
	Electronics	Aerospace & Defense	Scientific	Engraving & Hydraulics	Total reportable segments	Other	Total
Net Sales	$140,501	$31,428	$19,794	$40,852	$232,575	$-	$232,575
Segment expenses	(102,635)	(25,584)	(14,187)	(34,417)	(176,823)	-	(176,823)
Segment operating income	37,866	5,844	5,607	6,435	55,752	-	55,752
Corporate							(13,030)
Loss on sale of business							(900)
Restructuring costs							(1,029)
Deal related costs							(375)
Income from operations							40,418
Interest expense							7,224
Other non-operating expense, net							1,036
Income from continuing operations before income taxes							$32,158

	Three Months Ended September 30, 2025
	Electronics	Aerospace & Defense	Scientific	Engraving & Hydraulics	Total reportable segments	Other	Total
Net Sales	$110,553	$29,894	$19,450	$48,012	$207,909	$9,522	$217,431
Segment expenses	(82,270)	(26,277)	(14,772)	(40,661)	(163,980)	(7,447)	(171,427)
Segment operating income	28,283	3,617	4,678	7,351	43,929	2,075	46,004
Corporate							(9,940)
Restructuring costs							(5,997)
Deal related costs							(433)
Income from operations							29,634
Interest expense							8,912
Other non-operating expense, net							(265)
Income from continuing operations before income taxes							$20,987

Capital expenditures and depreciation and amortization expense by segment were as follows (in thousands):

	Capital Expenditures		Depreciation and Amortization
	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025
Electronics	$4,020	$3,669	$5,495	$5,785
Aerospace & Defense	1,315	1,585	1,514	1,408
Scientific	(47)	70	332	320
Engraving & Hydraulics	1,275	710	2,176	2,049
Other	—	318	—	161
Corporate	—	68	31	94
Total	$6,563	$6,420	$9,548	$9,817

Net sales include only transactions with unaffiliated customers and include no intersegment sales. Income from operations by segment excludes interest expense and other non-operating (income) expense.

16)      Restructuring

The Company continues to focus its efforts to reduce cost and improve productivity across its businesses, particularly through headcount reductions, facility closures, and consolidations. Restructuring expenses primarily related to headcount reductions and other cost saving initiatives. The Company has undertaken a number of initiatives that have resulted in severance, restructuring, and related charges. Related charges may include third party assistance with analysis and implementation of these activities, write off of leases and other equipment, and relocation expenses.

A summary of charges by initiative is as follows (in thousands):

	Three Months Ended September 30, 2026
Fiscal Year 2027	Involuntary Employee Severance and Benefit Costs	Other	Total
Current year initiatives	$712	$201	$913
Prior year initiatives	152	(36)	116
	$864	$165	$1,029

	Three Months Ended September 30, 2025
Fiscal Year 2026	Involuntary Employee Severance and Benefit Costs	Other	Total
Current year initiatives	$4,599	$81	$4,680
Prior year initiatives	848	469	1,317
	$5,447	$550	$5,997

Activity in the restructuring liability reserve related to the initiatives is as follows (in thousands):

Current Year Initiatives	Involuntary Employee Severance and Benefit Costs	Other	Total
Restructuring liabilities at June 30, 2026	$-	$-	$-
Additions and adjustments	712	201	913
Payments	(204)	(201)	(405)
Restructuring liabilities at September 30, 2026	$508	$-	$508

Prior Year Initiatives	Involuntary Employee Severance and Benefit Costs	Other	Total
Restructuring liabilities at June 30, 2026	$2,212	$1,102	$3,314
Additions and adjustments	152	158	310
Payments	(1,185)	(158)	(1,343)
Restructuring liabilities at September 30, 2026	$1,179	$1,102	$2,281

Prior Year	Involuntary Employee Severance and Benefit Costs	Other	Total
Restructuring liabilities at June 30, 2025	$1,397	$60	$1,457
Additions and adjustments	5,447	550	5,997
Payments	(2,897)	-	(2,897)
Restructuring liabilities at September 30, 2025	$3,947	$610	$4,557

The Company’s total restructuring expenses by segment are as follows:

	Three Months Ended September 30, 2026
	Involuntary Employee Severance and Benefit Costs	Other	Total
Electronics	$311	$-	$311
Aerospace & Defense	143	2	145
Engraving & Hydraulics	78	163	241
Corporate	332	-	332
	$864	$165	$1,029

	Three Months Ended September 30, 2025
	Involuntary Employee Severance and Benefit Costs	Other	Total
Electronics	426	299	725
Engraving & Hydraulics	$4,950	$251	$5,201
Other	71	-	71
	$5,447	$550	$5,997

Restructuring expense is expected to be approximately $1.6 million for the remainder of fiscal year 2027.

17)      Redeemable Noncontrolling Interest

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

18)      Divestiture

On March 5, 2026, the Company closed on the sale of and divested Federal Industries ("Federal"), its display merchandising business to a third party for cash proceeds of $68.3 million, net of cash retained and subject to customary adjustments for net working capital, cash and indebtedness. The divestiture does not represent a strategic shift that has a major effect on the Company’s operations and financial results and, therefore, its results are included in continuing operations on the Company's Consolidated Statements of Operations. The net income of the disposal group through the completion date is included in the Company's Consolidated Statements of Operations. The pre-tax income for Federal was $2.0 million for the three months ended  September 30, 2025.

During the three months ended  September 30, 2026, the Company finalized the post-closing purchase price adjustment provided for under the purchase agreement. Pursuant to a settlement agreement with the buyer, the Company agreed to pay $0.9 million in settlement of the final closing statement and related purchase price adjustment. Accordingly, during the three months ended  September 30, 2026, the Company recorded a $0.9 million reduction to the previously recognized pre-tax gain on divestiture.

The table below summarizes the components of the transaction and the resulting gain on divestiture (in thousands):

	Preliminary as of		Final as of
	June 30, 2026	Adjustments	September 30, 2026
Cash received	$68,280	(900)	$67,380
Less:
Current assets	10,611	-	10,611
Property, plant and equipment, net and other noncurrent assets	4,730	-	4,730
Current liabilities	(4,146)	-	(4,146)
Net assets sold	11,195	-	11,195

Pre-tax gain on divestiture	57,085	(900)	56,185
Income tax expense relating to the gain on divestiture	(7,839)	210	(7,629)
Gain on divestiture, net of tax	$49,246	$(690)	$48,556

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

Unless otherwise noted, references to years are to fiscal years.

Results from Continuing Operations

	Three Months Ended September 30,
(In thousands, except percentages)	2026	2025
Net sales	$232,575	$217,431
Gross profit margin	44.4%	41.6%
Income from operations	40,418	29,634

(In thousands)	Three Months Ended September 30, 2026
Net sales, prior year period	$217,431
Components of change in sales:
Organic sales change	26,947
Effect of acquisitions	-
Effect of divestitures	(9,522)
Effect of exchange rates	(2,281)
Net sales, current period	$232,575

Net Sales

Net sales increased in the first quarter of fiscal year 2027 by $15.1 million or 7.0%, as compared to the prior year quarter. Organic sales increased by $26.9 million, or 12.4%, primarily due to increased sales into fast growth markets and contributions from new products. Divestitures reduced sales by $9.5 million, or 4.4%. Foreign currency negatively impacted sales by $2.3 million, or 1.0%.

Gross Profit

Gross profit in the first quarter of fiscal year 2027 increased to $103.2 million, or a gross margin of 44.4%, as compared to $90.4 million, or a gross margin of 41.6%, in the first quarter of fiscal year 2026. The margin increase was a result of the continued focus on pricing disciplines and productivity actions.

Selling, General, and Administrative Expenses

Selling, General, and Administrative (“SG&A”) expenses for the first quarter of fiscal year 2027 increased to $60.5 million, or 26.0% of sales as compared to $54.4 million, or 25.0% of sales during the prior year quarter. SG&A expenses during the first quarter of fiscal year 2027 were primarily impacted by increased expenses due to variable compensation, employee medical costs and professional fees as compared to the prior year quarter.

Restructuring Costs

We incurred restructuring expenses of $1.0 million in the first quarter of fiscal year 2027, primarily related to continuation of facility rationalization. We expect to continue seeing realization of these restructuring actions during the fiscal year 2027.

During the first quarter of fiscal year 2026, we incurred restructuring expenses of $6.0 million, primarily related to facility rationalization activities, and announced closure of four sites in our Engraving & Hydraulics segment.

Deal Related Costs

We incurred deal related expenses of $0.4 million in each of the first quarter of fiscal year 2027 and 2026. Deal related expenses primarily consist of costs related to due diligence, advisory, legal, integration, and valuation activities associated with recent or pending acquisitions or divestitures transactions.

Loss on Sale of Business

During the first quarter of fiscal year 2027, we recorded a loss on the sale of $0.9 million, as a result of finalizing the post-closing purchase price adjustment of the Federal Industries business.

Income from Operations

Income from operations for the first quarter of fiscal year 2027 was $40.4 million, compared to $29.6 million during the prior year quarter. The increase of $10.8 million, or 36.4%, is primarily due to increased revenue, productivity improvement initiatives, partially offset by increases in administrative, selling and marketing and research and development expenses.

Interest Expense

Interest expense for the first quarter of fiscal year 2027 was $7.2 million, as compared to $8.9 million in the prior year quarter. The decline is due primarily to a lower average debt balance, more favorable interest rates and interest rate swap. Our effective interest rate for the three months ended September 30, 2026 was 5.49% as compared to 6.10% for the prior year quarter.

Income Taxes

The Company's effective tax rate from continuing operations for the first quarter of fiscal year 2027 and 2026 was 24.7% and 24.6%, respectively.

The tax rate was impacted in the three months ended September 30, 2026 and 2025 by the following items: (i) the recognition of a discrete tax benefit related to equity compensation; (ii) variations in the geographic mix of earnings; (iii) foreign withholding taxes and (iv) federal tax credits related to research and development activities.

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

	As of September 30, 2026		As of September 30, 2025
	Total Backlog	Backlog under 1 year	Total Backlog	Backlog under 1 year
Electronics	$239,621	$220,741	$154,415	$119,952
Aerospace & Defense	151,298	88,576	103,000	81,714
Scientific	5,090	5,090	5,967	5,967
Engraving & Hydraulics	24,939	23,592	34,579	34,130
Other	-	-	4,498	4,498
Total	$420,948	$337,999	$302,459	$246,261

Total backlog realizable under one year increased by $91.7 million, or 37.3%, to $338.0 million at September 30, 2026, from $246.3 million at September 30, 2025.  The year over year increase is primarily driven by fast growth end markets.

Changes in backlog under one year are as follows (in thousands):

As of
(In thousands)	September 30, 2026
Backlog under 1 year, prior year period	$246,261
Components of change in backlog:
Organic change	96,236
Effect of divestiture	(4,498)
Backlog under 1 year, current period	$337,999

Segment Analysis

Overall

Looking forward to the remainder of fiscal year 2027, we anticipate continued improvement in key financial metrics, supported by productivity initiatives.

In general, for the remainder of fiscal year 2027, we expect:

•	growth of new product sales as recently launched products ramp up and additional launches are introduced;
•	continued growth in the high margin electrical grid market;
•	continued strength in defense end markets as new platforms continue to ramp;
•	space markets to remain attractive, with modest volume increases expected from ongoing customer development;
•	scientific cold storage demand to improve with partial recovery in NIH funding;
•	continued stability in hybrid and electric vehicle programs despite softness in general automotive end markets, supported by planned new platform launches;
•	improved general industrial end market conditions.

Electronics Segment

	Three Months Ended September 30,		%
(In thousands, except percentages)	2026	2025	Change
Net sales	$140,501	$110,553	27.1%
Segment operating income	37,866	28,283	33.9%
Operating income margin	27.0%	25.6%

Net sales in the first quarter of fiscal year 2027 increased by $29.9 million, or 27.1%, when compared to the prior year quarter. Organic sales increased by $32.6 million, or 29.5%, due to sales into fast growth markets, strong general industrial markets and increased new product sales. Foreign currency impact decreased the net sales by $2.6 million or 2.4% as compared to the prior year quarter.

Income from operations in the first quarter of fiscal year 2027 increased by $9.6 million, or 33.9%, when compared to the prior year quarter. The operating income increase was the result of higher volume and pricing initiatives, partially offset by growth investments and higher variable compensation expenses.

In the second quarter of fiscal year 2027, on a sequential basis, we expect slightly higher revenue and similar operating margin, reflecting higher sales into fast growth end markets and increased new product sales.

Aerospace & Defense Segment

	Three Months Ended September 30,		%
(In thousands, except percentages)	2026	2025	Change
Net sales	$31,428	$29,894	5.1%
Segment operating income	5,844	3,617	61.6%
Operating income margin	18.6%	12.1%

Net sales in the first quarter of fiscal year 2027 increased by $1.5 million, or 5.1%, when compared to the prior year quarter. Sales increase was attributable to an organic sales increase of $1.5 million or 5.1% primarily driven by project activity in the space and defense end markets, partially offset by project timing.

Income from operations in the first quarter of fiscal year 2027 increased by $2.2 million, or 61.6%, when compared to the prior year quarter. The increase in operating income was a result of higher volume and project mix.

In the second quarter of fiscal year 2027, on a sequential basis, we expect significantly higher revenue and slightly higher operating margin.

Scientific Segment

	Three Months Ended September 30,		%
(In thousands, except percentages)	2026	2025	Change
Net sales	$19,794	$19,450	1.8%
Segment operating income	5,607	4,678	19.9%
Operating income margin	28.3%	24.1%

Net sales in the first quarter of fiscal year 2027 increased by $0.3 million, or 1.8%, when compared to the prior year quarter due primarily to organic growth from pricing initiatives and a slight market recovery.

Income from operations in the first quarter of fiscal year 2027 increased by $0.9 million, or 19.9%, when compared to the prior year quarter due to higher sales and productivity initiatives.

In the second quarter of fiscal year 2027, on a sequential basis, we expect similar to slightly higher revenue and similar operating margin.

Engraving & Hydraulics Segment

	Three Months Ended September 30,		%
(In thousands, except percentages)	2026	2025	Change
Net sales	$40,852	$48,012	(14.9%)
Segment operating income	6,435	7,351	(12.5%)
Operating income margin	15.8%	15.3%

Net sales in the first quarter of fiscal year 2027 decreased by $7.2 million, or 14.9%, when compared to the prior year quarter. Organic sales decreased by $7.5 million or 15.7%, due to softness in the North American automotive market, partially offset by a foreign currency benefit of $0.4 million or 0.7% as compared to the prior year quarter.

Income from operations in the first quarter of fiscal year 2027 decreased by $0.9 million, or 12.5%, when compared to the prior year quarter. The operating income decrease was primarily due to lower volume, partially offset by the realization of previously announced productivity initiatives and restructuring actions.

In the second quarter of fiscal year 2027, on a sequential basis, we expect slightly lower revenue and operating margin.

Other

	Three Months Ended September 30,		%
(In thousands, except percentages)	2026	2025	Change
Net sales	$-	$9,522	(100.0%)
Segment operating income	-	2,075	(100.0%)
Operating income margin	0.0%	21.8%

Due to the divestiture of the Federal Industries business in the third quarter of fiscal year 2026, there were no sales and income from operations in the first quarter of fiscal 2027.

Corporate

	Three Months Ended September 30,		%
(In thousands, except percentages)	2026	2025	Change
Income from operations:
Corporate	$13,030	$9,940	31.1%
Loss on sale of business	900	-	100.0%
Deal related costs	375	433	(13.4%)
Restructuring costs	1,029	5,997	(82.8%)

Corporate expenses in the first quarter of fiscal year 2027 increased as compared to the prior year period primarily due to increase in variable compensation, employee medical costs and professional fees.

The loss on sale of business, restructuring costs and deal related costs have been discussed above in the Company Overview.

Discontinued Operations

In pursuing our business strategy, we may divest certain businesses. Future divestitures may be classified as discontinued operations based on their strategic significance to the Company. Net loss from discontinued operations was approximately $0.1 million for the three months ended September 30, 2026 and 2025. Activity related to discontinued operations is as follows (in thousands):

	Three Months Ended September 30,
	2026	2025
(Loss) before taxes	$(82)	$(37)
Benefit for taxes	21	10
Net (loss) from discontinued operations	$(61)	$(27)

Liquidity and Capital Resources

At September 30, 2026, our total cash balance was $116.8 million, of which $94.3 million was held by foreign subsidiaries. The amount and timing of cash repatriation is dependent upon foreign exchange rates and each business unit’s operational needs including requirements to fund working capital, capital expenditures, and jurisdictional tax payments. The repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences or be subject to capital controls; however, those balances are generally available without legal restrictions to fund ordinary business operations.

Cash flow

Net cash provided by continuing operating activities for the three months ended September 30, 2026, was $15.7 million compared to net cash provided by continuing operating activities of $16.8 million in the prior year period. We generated $38.2 million from income statement activities and used $22.4 million of cash to fund working capital and other balance sheet increases. Cash flow used in investing activities for the three months ended September 30, 2026 totaled $6.6 million and consisted primarily of cash used for capital expenditures. Cash used for financing activities for the three months ended September 30, 2026 totaled $71.5 million and consisted primarily of the purchase of non-controlling interests of $64.0 million, cash paid for dividends of $4.0 million, and treasury stock related taxes of $4.3 million.

Net cash provided by continuing operating activities for the three months ended September 30, 2025, was $16.8 million. We generated $26.3 million from income statement activities and used $9.5 million of cash to fund working capital and other balance sheet increases. Cash flow used in investing activities for the three months ended September 30, 2025 totaled $6.4 million and consisted primarily of cash used for capital expenditures. Cash used for financing activities for the three months ended September 30, 2025 totaled $15.5 million and consisted primarily of repayments of borrowings of $8.0 million, cash paid for dividends of $3.8 million, treasury stock related taxes of $3.7 million and activity under share-based payment plans of $1.1 million.

Under the terms of the Credit Facility, we pay interest on borrowed amounts based on a variable rate of interest and a credit spread based on quarterly reported leverage and a commitment fee on unused amounts under the facility. The amount of the commitment fee depends upon both the undrawn amount remaining available under the facility and the Company's funded debt to EBITDA (as defined in the agreement) ratio at the last day of each quarter.

Funds borrowed under the facility may be used for the repayment of debt, working capital, capital expenditures, acquisitions (so long as certain conditions, including a specified funded debt to EBITDA leverage ratio, are maintained), and other general corporate purposes.

As of September 30, 2026, we used $3.1 million against the letter of credit sub-facility and had the ability to borrow $168.5 million under the facility based on our current trailing twelve-month EBITDA. The facility contains customary representations, warranties and restrictive covenants, as well as specific financial covenants. Current financial covenants under the facility are as follows:

Interest Coverage Ratio We are required to maintain a ratio of Earnings Before Interest and Taxes, as Adjusted (“Adjusted EBIT per the Credit Facility”), to interest expense for the trailing twelve months of at least 2.75:1. Adjusted EBIT per the Credit Facility specifically excludes extraordinary and certain other defined items such as cash restructuring and deal related charges up to the lower of $20.0 million or 10% of EBITDA. The facility also allows for unlimited non-cash charges including purchase accounting and goodwill adjustments. At September 30, 2026, the Interest Coverage Ratio was 5.47:1.

Leverage Ratio The ratio of funded debt to trailing twelve month Adjusted EBITDA per the Credit Facility, calculated as Adjusted EBIT per the Credit Facility plus depreciation and amortization, may not exceed 3.5:1. Under certain circumstances in connection with a Material Acquisition (as defined in the Facility), the Facility allows for the leverage ratio to go as high as 4.0:1 for a four-fiscal quarter period.  At September 30, 2026, the leverage ratio was 2.34:1.

As of September 30, 2026, we had borrowings under our facility of $518.1 million. In order to manage our interest rate exposure on these borrowings, we are party to $225 million of active floating to fixed rate swaps. These swaps convert our interest payments from SOFR to a weighted average fixed rate of 3.48%.  The effective rate of interest for our outstanding borrowings, including the impact of the interest rate swaps, was 5.49%.

Our primary cash requirements in addition to day-to-day operating needs include interest payments, capital expenditures, acquisitions, and dividends. Our primary sources of cash for these requirements are cash flows from continuing operations and borrowings under the facility. We expect fiscal year 2027 capital spending to be between $45.0 million and $55.0 million. We expect that fiscal year 2027 depreciation and amortization expense will be between $18.0 million and $20.5 million and $10.5 million and $12.5 million, respectively.

The following table sets forth our capitalization:

(In thousands)	September 30, 2026	June 30, 2026
Long-term debt	$518,058	$517,950
Less cash and cash equivalents	(116,840)	(178,734)
Net (cash) debt	401,218	339,216
Total stockholders' equity	777,773	755,214
Total capitalization	$1,178,991	$1,094,430

During the first quarter of fiscal 2027, we entered into a lease agreement for a new manufacturing facility in Missouri City, Texas. The initial lease term is approximately 10 years and is expected to commence upon substantial completion of the facility, which is currently under construction. The lease provides for aggregate base rental payments of approximately $24.1 million over the initial lease term and includes two five-year renewal options.

We sponsor a number of defined benefit and defined contribution retirement plans. The U.S. pension plan is frozen for substantially all participants. We have evaluated the current and long-term cash requirements of these plans, and our existing sources of liquidity are expected to be sufficient to cover required contributions under ERISA and other governing regulations.

The fair value of our U.S. defined benefit pension plan assets was $140.2 million at September 30, 2026, as compared to $149.7 million at the most recent measurement date, which occurred as of June 30, 2026. The next measurement date to determine plan assets and benefit obligations will be on June 30, 2027.

Contributions of $0.2 million and $1.3 million were made during the three months ended September 30, 2026 and 2025, respectively. We expect to pay $4.8 million in contributions to our defined benefit plans during the remainder of fiscal year 2027 comprising of $4.6 million and $0.2 million to our unfunded defined benefit plans in the U.S. and Germany, respectively. There are no required contributions to the plans in Japan or the U.K. Any subsequent plan contributions will depend on the results of future actuarial valuations.

We have an insurance program in place to fund supplemental retirement income benefits for two retired executives. Current executives and new hires are not eligible for this program. At September 30, 2026, the underlying policies had a cash surrender value of $7.1 million and are reported net of loans of $2.7 million for which we have the legal right of offset, these amounts are reported net on our balance sheet.

Other Matters

Middle East – The ongoing conflict and broader geopolitical instability in the Middle East, especially as it relates to the availability of the Strait of Hormuz, could have an adverse impact on certain portions of our supply chain which could negatively impact sales and operating income.

Tariff – Several of our segments may be impacted by ongoing tariff announcements. While we cannot predict the impact of potential new tariffs on global trade and economic growth, our regional presence, strong customer relationships, and our disciplined approach to pricing and productivity actions position us well to manage through these challenges. We monitor the regulatory environment and continue to make adjustments whenever it is deemed necessary. Most of our supply chain is strategically located to service regional demand. We plan to continue to invest in our key strategic growth priorities while closely managing our cost structure and driving productivity and pricing actions and seeking alternate sources of supply to further reduce the impact of tariffs as appropriate.

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

Foreign Currency Translation – Our primary functional currencies used by our non-U.S. subsidiaries are the Euro, British Pound Sterling (Pound), Japanese Yen, Mexican Peso, Chinese Yuan and Indian Rupee.

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

Critical Accounting Policies

The condensed consolidated financial statements include the accounts of Standex International Corporation and all of its subsidiaries. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying condensed consolidated financial statements. Although we believe that materially different amounts would not be reported due to the accounting policies adopted, the application of certain accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. Our Annual Report on Form 10-K for the year ended June 30, 2026 lists a number of accounting policies which we believe to be the most critical.

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

Exchange Rate Risk

We are exposed to both transactional risk and translation risk associated with exchange rates. The transactional risk is mitigated, in large part, by natural hedges developed with locally denominated debt service on intercompany accounts and the fact that most of our foreign currency sales are transacted in their functional currency. We also mitigate certain of our foreign currency exchange rate risks by entering into forward foreign currency contracts from time to time. The contracts are used as a hedge against anticipated foreign cash flows, such as loan payments, customer remittances, and materials purchases, and are not used for trading or speculative purposes. The fair values of the forward foreign currency exchange contracts are sensitive to changes in foreign currency exchange rates, as an adverse change in foreign currency exchange rates from market rates would decrease the fair value of the contracts. However, any such losses or gains would generally be offset by corresponding gains and losses, respectively, on the related hedged asset or liability. At September 30, 2026 the fair value, in the aggregate, of our open foreign exchange contracts was an asset of $0.2 million.

Our primary translation risk is with the Euro, British Pound Sterling, Peso, Japanese Yen, Indian Rupee and Chinese Yuan. A hypothetical 10% appreciation or depreciation of the value of any of these foreign currencies to the U.S. Dollar at September 30, 2026, would not result in a material change in our operations, financial position, or cash flows. We hedge our most significant foreign currency translation risks primarily through cross currency swaps and other instruments, as appropriate.

Interest Rate Risk

Our effective interest rate on borrowings was 5.49% at September 30, 2026. Our interest rate exposure is limited primarily to interest rate changes on our variable rate borrowings (currently based on a rolling 1-month SOFR) and is partially mitigated by our use of an interest rate swap agreement to modify our exposure to interest rate movements. At September 30, 2026, we have $225 million of active floating to fixed rate swaps with terms through August 2028. These swaps convert our interest payments from a SOFR-based rate to a fixed rate of 3.48% on $225 million of debt. At September 30, 2026, the fair value, in the aggregate, of the interest rate swaps was an asset of $5.0 million. A 25-basis point increase in interest rates would increase our annual interest expense by approximately $0.1 million.

Concentration of Credit Risk

We have a diversified customer base. As such, the risk associated with concentration of credit risk is inherently minimized. As of September 30, 2026, no one customer accounted for more than 5% of our consolidated outstanding receivables or of our sales.

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

The Electronics, Aerospace & Defense and Engraving and Hydraulics segments are sensitive to price increases for steel and aluminum products, other metal commodities such as rhodium and copper, and petroleum-based products. We continue to experience price fluctuations for a number of materials including rhodium, steel, and other metal commodities. These materials are some of the key elements in the products manufactured in these segments. Wherever possible, we will implement price increases to offset the impact of changing prices. The ultimate acceptance of these price increases, if implemented, will be impacted by our affected divisions’ respective competitors and the timing of their price increases.

ITEM 4.     CONTROLS AND PROCEDURES

At the end of the period covered by this Report, the management of the Company, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2026 in ensuring that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's ("SEC") rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There was no change in the Company's internal control over financial reporting during the quarterly period ended September 30, 2026 that has materially affected or is reasonably likely to materially affect the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

(c)	The following table provides information about purchases by the Company of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

Issuer Purchases of Equity Securities(1)
Quarter Ended September 30, 2026

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or appropriate dollar value) of shares (or units) that may yet be purchased under the plans or programs
July 1, 2026 - July 31, 2026	107	$315.58	107	23,444

August 1, 2026 - August 31, 2026	13,702	310.28	13,702	19,193

September 1, 2026 - September 30, 2026	-	-	-	19,193
Total	13,809	310.32	13,809

(1)	The Company has a Stock Buyback Program (the “Program”) which was originally announced on January 30, 1985. As of September 30, 2026, approximately $19.2 million remained available under the Program's then-existing authorization. On October 27, 2026, the Board of Directors authorized the repurchase of up to $100 million of the Company's common stock, replacing and superseding the remaining prior authorization. Under the Program, purchases may be made from time to time on the open market, including through 10b5-1 trading plans, or through privately negotiated transactions, block transactions, or other techniques in accordance with prevailing market conditions and the requirements of the Securities and Exchange Commission. The Board's authorization is open-ended and does not establish a timeframe for the purchases. The Company is not obligated to acquire a particular number of shares, and the Program may be discontinued at any time at the Company's discretion.

ITEM 5. Other Information

Except as set forth below, none of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarter ended September 30, 2026.

NAME AND TITLE OF SELLER	DATE OF PLAN ADOPTION	CHARACTER OF TRADING AGREEMENT	AGGREGATE NUMBER OF SHARES OF COMMON STOCK TO BE PURCHASED OR SOLD	DURATION	OTHER MATERIAL TERMS	DATE TERMINATED
Thomas E. Chorman	September 2, 2026	Rule 10b5-1 Trading Plan	440 to be sold	November 5, 2027 (1)	Sales are to be made commencing January 4, 2027, in eleven equal monthly tranches of 40 shares, subject to a $300 per-share limit price.	N/A

(1) The plan terminates on the earliest to occur of (i) November 5, 2027, (ii) execution of all trades or expiration of all orders relating to such trades, or (iii) certain other termination events specified in the plan.

Item 6. Exhibits

(a)	Exhibits

Incorporated
Exhibit		by Reference		Filed
Number	Exhibit Description	Form	Date	Herewith
10.1	Nonstatutory Premium-Priced Stock Option Agreement			X

10.2	Offer Letter dated October 13, 2026 between Standex International Corporation and Samantha L. Stoddard	8-K	10/13/2026

31.1	Principal Executive Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) and Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X

31.2	Principal Financial Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) and Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X

32	Principal Executive Officer and Principal Financial Officer Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			X

101	The following materials from this Quarterly Report on Form 10-Q, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Unaudited Condensed Consolidated Balance Sheets, (ii) Unaudited Condensed Consolidated Statements of Operations, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income (loss), (iv) Unaudited Condensed Consolidated Statements of Redeemable Noncontrolling Interest and Stockholders' Equity, (v) Unaudited Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.			X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).			X

ALL OTHER ITEMS ARE INAPPLICABLE

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STANDEX INTERNATIONAL CORPORATION

Date:	October 30, 2026	/s/ ADEMIR SARCEVIC
Ademir Sarcevic
Vice President/Chief Financial Officer
(Principal Financial & Accounting Officer)

Date:	October 30, 2026	/s/ DANIELLE RANGEL
Danielle Rangel
Vice President/Chief Accounting Officer